Form 10-K
period 2025-09-30
Collab Z Inc.
filed 2025-12-23
CIK 2050338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to______________

Commission File Number: 333-288817

COLLAB Z INC.

(Exact name of registrant as specified in its charter)

Nevada	99-3072058
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

29 Orinda Way, Unit 2060
Orinda, California	94563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 321-1067

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not publicly traded as of the last business day of its most recently completed second fiscal quarter (March 31, 2025), and thus information related to the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant cannot be provided.

As of December 19, 2025, there were 5,151,391 shares of the Company’s common stock issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. Forward-looking statements give our current expectations or forecasts of future events and can be identified by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future actions, prospective products, market acceptance, future performance or results of current and anticipated products, sales efforts, expenses, and the outcome of contingencies such as legal proceedings and financial results. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and opportunity, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology.

Examples of forward-looking statements in this annual report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, operating expenses, working capital, liquidity and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others,  the cost, terms and availability of components, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. You should not rely on forward-looking statements as predictions of future events. These statements are based on our management’s expectations, beliefs and assumptions concerning future events affecting us, which are based on currently available information. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations and assumptions may prove to be incorrect. Our statements should not read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our software solutions;

●	our ability to successful execute our growth strategy and enter into new markets;

●	our ability to expand in existing and new markets;

●	increased levels of competition;

●	our relationships with our key customers;

●	changes in customer preferences and the level of acceptance of our software services;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

●	other risks, including those described in the “Risk Factors” section of this annual report.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this annual report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

ii

PART I

ITEM 1. BUSINESS

Overview

Collab Z Inc., through its subsidiary, Collab CA LLC, has developed its pioneering Collab Platform, a first-of-its-kind Community-Based Property Management model that is designed to replace traditional property management practice by enabling community involvement and by leveraging modern technology, including artificial intelligence features currently under development. Our approach actively involves tenants and other skilled community members in the management process, handling leasing and daily operations in a way that minimizes conflicts of interest and improves tenant satisfaction. With a four-year lead over new market entrants and the ability to scale instantly without local staffing, Collab Z uniquely positions itself against both traditional property management firms and SaaS-based ProTech competitors.

Our mission is to democratize property management and to foster a more engaged community of tenants, property owners, and professional service providers to maximize asset value and to create a sustainable, decentralized organization that benefit all stakeholders involved.

Our vision is to revolutionize the real estate sector by maximizing community engagement in their living and working spaces for an autonomous and collaborative living experience.

We are committed to innovation, focusing on delivering substantial long-term value to our shareholders and improving the quality of life for our property owners, tenants, Community Pros, or CPs, and professional service providers. As we expand, our Collab Platform will continue to lead the shift towards a more connected and engaged property management ecosystem.

The Current Industry Challenges, Our Solution, and Our Opportunity

The Challenge

The property management industry faces longstanding inefficiencies and high costs due to outdated value chain structures. Collab Z has identified key pain points and opportunities for transformation:

1.	Inefficiency in Traditional Models: Legacy property management structures are bloated with excessive layers of human oversight and reliance on third-party service providers. This increases management costs, creates long lead times, reduces transparency, and often results in misaligned interests between stakeholders.

2.	Low Tenant Satisfaction: Traditional systems overlook the potential contributions of tenants who are willing to assist with routine tasks, such as communications, minor repairs, maintenance requests, and leasing coordination. This underutilization contributes to lower tenant satisfaction, higher turnover rates, and poorly maintained properties.

3.	Scalability Challenges: Traditional models struggle to scale across multiple properties and regions due to their dependence on local staffing and manual processes. This increases operational complexity and limits growth opportunities.

4.	Lag in Technology Adoption: Compared to other industries, property management has been slow to adopt disruptive technologies that could overhaul outdated operational models. This presents a significant opportunity for innovation.

Our Solution

Collab Z has developed its Collab Platform, a community-based property management solution that directly connects tenants with property management tasks, offering them financial incentives to contribute to their living environment and foster stronger community connections. AI-enhanced features for our Collab Platform are currently under development, with phased launches planned over an 18-month period that had begun in early 2025.

Our model enhances occupancy rate, eliminates unnecessary management layers, reduces operating expenses, and improves tenant satisfaction by delivering responsive services through Community Pros and professional service providers. Also, the Collab Platform enables faster entry into new market without building local teams.

As part of this model, Community Pros (“CPs”) are tenants who assist with property management tasks, such as leasing showings, minor repairs, administrative work, and customer support in exchange for financial incentives.

For repair and maintenance tasks requiring specialized expertise, professional service providers (licensed contractors such as HVAC, plumbing, and electrical repair specialists) handle the work.

CPs play a coordination and communication role, similar to property managers, contacting professional service providers, scheduling service appointments, and ensuring that repairs are completed as expected in a timely manner.

Our Opportunity

According to IBIS World, the property management industry reached $128.3 billion in revenue by the end of 2024, growing at a CAGR of 2.0%. As the first community-based property management solution, Collab Z is positioned to revolutionize this massive market.

With over 300,000 property management companies and 20 million rental properties in the U.S. (Sources: Truelist, February 2024; Rubyhome, August 2023), the opportunity for disruption is immense. The Collab Platform is designed to:

●	Streamline operations

●	Enhance tenant engagement

●	Maximize property value

By applying a community-driven model and planning the integration of AI-powered features currently under development, Collab Z addresses longstanding inefficiencies while scaling across the nation’s extensive rental property network.

Business Model

As the company grows its property management portfolio and enters new markets, these efforts serve as a bridge between the company’s current business model and its future business model, which prioritizes scalability, efficiency, and community engagement through the Collab Platform.

Current Business Model

The current business model reflects Collab Z’s foundational operations, encompassing Property Management Services, Development and Construction Management Businesses, procurement, Renovation Management, and EB-5 Immigration Investor Services.

1.	Property Management Services

Collab Z operates as a full-service property management provider, engaging the tenants to manage the day-to-day operations of rental properties. This includes leasing, vendor coordination, and property maintenance.

Leasing Process:

●	Tenant-Led Property Showings: Tenants actively participate in the leasing process by hosting property tours for prospective tenants. Their participation is tracked on the Collab Platform, and they are compensated accordingly, promoting active involvement and accountability.

Vendor Coordination:

●	Tenant-Initiated Vendor Engagement: Tenants play a coordination role, similar to property managers, contacting professional service providers, scheduling service appointments, and ensuring that repairs are completed in a timely manner.

Property Maintenance Services:

●	Task Claiming & Execution: Tenants can claim and complete repair & maintenance tasks such as minor maintenance requests, cleaning of common areas, and handling of packages.

●	Automated Compensation: The platform ensures that tenants are promptly compensated for their services, with instant payments processed for completed tasks, fostering a culture of efficiency and fairness.

This innovative approach utilizes the Collab Platform and integrates tenants as CPs, transforming traditional management structures into a decentralized, tenant-driven system that enhances efficiency and cost-effectiveness.

Revenue is generated through a fixed percentage of monthly lease income, fees for managing property-related expenses like repairs and maintenance, and commissions on new lease agreements. Certain properties also feature a profit-sharing model, where Collab Z earns a share of the rental income above guaranteed thresholds.

2.	Development and Construction Management

The Company oversees development and construction projects, ensuring timely completion within budget. These services contribute to property value enhancement, with development fees recognized monthly over the service period. Collab utilizes its extensive industry experience and resources to provide comprehensive professional services to multifamily developers, particularly in markets where it has a well-established presence.

Since early 2022, Collab Z has been engaged in the construction management of a new development at 1773 Oxford Street, Berkeley, California. This project is a 5-story, 24-unit student housing property with 81 beds, with a total estimated development cost of $20.5 million. Construction commenced in October 2022 and was completed in May 2025. In this role, Collab Z provides multiple services:

●	Design Consulting: Collab advises on unit types, furniture layouts, public areas, building material selections, and amenities to ensure they align with leasing and operational strategies, utilizing insights from tenant community user studies.

●	Procurement Consulting: Collab assists with sourcing and importing building materials from international markets, such as China and Malaysia, achieving significant cost reductions averaging 45%.

●	Pre-Operating Consulting: Services include rental pricing recommendations, leasing preparations, pre-leasing marketing, and operational license applications, often leveraging Collab’s extensive community resources.

Further expanding its portfolio, Collab Z began providing similar consulting services on January 1, 2025, for another significant project located at 2425 Durant Avenue, Berkeley, California. Planned as a 20-story student housing building with 169 units and 513 beds, this project covers 145,920 square feet and is currently in the entitlement process, with an anticipated completion date of August 2030.

Material Terms of Agreements and Related Risks:

●	For both projects, Collab’s base fees are structured to be paid either monthly or upon completion of specific services.

●	There are provisions allowing Collab to terminate the agreements if fees remain unpaid for more than 30 days.

●	Performance-based bonuses are subject to the discretion of the developers and owners, posing a risk of non-full payment if the bonus exceeds initial calculations.

●	As a consultant during the development phase, Collab does not bear responsibility for financial performance, construction quality, or the completion schedule of the projects. Decision-making authority rests with each project’s respective developer and owner.

3.	Procurement Services

Collab Z facilitates the sourcing of construction materials, particularly from international suppliers, streamlining procurement for property owners. Fees are recognized upon the completion of the service.

4.	Renovation Management

Collab Z manages property acquisition, renovation, and disposition projects, generating fees recognized throughout the project duration and upon specific milestones. This service ensures properties meet market demands and achieve maximum value.

5.	EB-5 Immigration Investor Services

The Company identifies EB-5 investment projects and assists investors with project selection, compliance documentation, and support during the application process. Revenue is recognized upon submission of the EB-5 application package.

6.	Consulting Services

The Company provides consulting services to third parties that are defined by service agreements. Consulting services may include terms whereby there are a set of deliverables required for which revenue will be recognized at a point in time when the deliverables are satisfied, or may relate to services that are performed periodically and recognized over time. Each contract is assessed for performance obligations. There is generally no right of return or refund related to these services.

Related Party Relationships

A significant aspect of our current business model is that a majority of our revenue, accounting for 65% in 2025, is derived from related parties. The nature of these relationships primarily involves properties under common control and management, for which Collab Z provides property management, development, renovation and procurement services to individual. Revenue from these services is recognized according to the progress and completion of specified tasks. Transactions with these related parties are conducted under terms that are revisited periodically to align with market practices and ensure compliance with regulatory standards. While these relationships contribute to our revenue streams, they are managed with careful consideration to maintain transparency and independence in our operations. As Collab Z evolves, our focus on refining our community-based property management services will continue alongside a review and potential adjustment of our involvement in transactions with related parties. See “Current Relationships And Related Party Transactions” for a more detailed discussion.

Future Business Model

As Collab Z evolves, we will transition toward a more focused and scalable operational model, emphasizing community-based property management as the core business, while scaling down other activities such as development, renovation management, and EB-5 services. This pivot reflects the Company’s strategic emphasis on long-term sustainability and market differentiation through its Collab Platform.

In the fiscal year 2025, our revenue streams were diversely distributed across several business units. Property management, which is becoming our primary focus, contributed 44% to our total revenue. Development and construction management accounted for 11%, procurement services constituted 4%, and consulting services contributed 42% of our revenue.

In the fiscal year 2024, our revenue streams were diversely distributed across several business units. Property management, which is becoming our primary focus, contributed 31% to our total revenue. Development and construction management accounted for 5%, procurement services constituted 13%, renovation management made up 14%, and EB-5 immigration investor services contributed 37% of our revenue.

Reflecting our strategic refocus, we plan to phase out EB-5 Immigration Investor Services beginning in the next year. This decision aligns with our strategy to concentrate resources and expertise on enhancing our core property management services, responding to changes in market demand and regulatory landscapes. While development, renovation, and procurement services currently contribute to our diversified revenue streams, we plan to significantly scale down these activities. Over the next two years, we expect their combined contributions to revenue will make up a less significant portion of revenue as we focus on property management services.

We have also entered into five separate limited liability company agreements (collectively, the “Joint Venture Agreements”) with five unaffiliated entities to form joint venture companies in Nevada, wherein we hold 40% ownership stake in each joint venture company. Each joint venture was established to pursue property management and related real estate activities in specific local markets using our community-based property management platform. These entities operate independently and are owned jointly by us and our respective joint venture partners.

Under each Joint Venture Agreement, we contributed our technology platform, branding rights, and management expertise, while our partners provided capital contributions, local operational support, and access to regional property opportunities. The joint ventures reflect our strategic focus on scaling up by expanding our property management footprint through local partnerships that leverage our Collab platform.

This pivot underscores our commitment to sustainability and efficiency, leveraging our proprietary platform to enhance property management services. By concentrating on our core competencies, we aim to strengthen our market position and ensure long-term growth and profitability. The outlined changes reflect a deliberate strategy to optimize our business operations and focus on areas with the highest growth potential and alignment with our long-term strategic goals. Detailed plans for this transition are subject to ongoing review by our management team to ensure alignment with evolving market conditions and company objectives.

Recent Developments

Series B Private Placement

Pursuant to a Certificate of Designation filed with the Secretary of State of Nevada on June 5, 2025, we are authorized to issue up to 1,250,000 shares of Series B Preferred Stock with a stated value of $4.00 per share. As of the date of the annual report, we have sold an aggregate of 200,000 shares of Series B Preferred Stock, consisting of:

●	75,000 shares of Series B Preferred Stock to one accredited investor for an aggregate purchase price of $300,000 pursuant to a securities purchase agreement dated May 27, 2025;

●	25,000 shares of Series B Preferred Stock to one accredited investor for an aggregate purchase price of $100,000 pursuant to a securities purchase agreement, dated June 24, 2025;

●	25,000 and 37,500 shares of Series B Preferred Stock to two accredited investors, for an aggregate purchase price of $100,000 and $150,000, respectively, pursuant to securities purchase agreements, dated July 7, 2025;

●	37,500 shares of Series B Preferred Stock to one accredited investor for an aggregate purchase price of $150,000 pursuant to a securities purchase agreement, dated July 9, 2025.

Joint Ventures

In March and April 2025, we entered into, the Joint Venture Agreements with five unaffiliated entities to form joint venture companies in Nevada, wherein we hold 40% ownership stake in each joint venture company. For four of the five joint venture agreements, the Company issued 10,000 shares of common stock for each joint venture entity, which valued $20,000 under the price of $2.00 per share, as part of the capital funding for the joint venture. For the remaining agreement, the Company issued 20,000 shares of common stock for the joint venture entity, which valued $40,000 under the price of $2.00 per share of our common stock, as part of the capital funding for the joint venture. Each joint venture was established to pursue property management and related real estate activities in specific local markets using our community-based property management platform. These entities operate independently and are owned jointly by us and our respective joint venture partners.

Under each Joint Venture Agreement, we contributed our technology platform, branding rights, and management expertise, while our partners provided capital contributions, local operational support, and access to regional property opportunities. Each joint venture company is governed by its own operating agreement, which includes customary provisions relating to management responsibilities, capital contributions, profit and loss allocations, and dissolution rights.

The joint ventures reflect our strategic focus on scaling up by expanding our property management footprint through local partnerships that leverage our Collab platform.

To date, the joint ventures have had minimal operations.

Human Capital Management

As of the date of this annual report, we have 14 full-time team members, including employees and full-time contractors engaged through third-party service providers. We are committed to maintaining an inclusive, diverse, and innovative workplace, recognized in the industry for our excellent work environment.

Facilities

Our principal executive offices are located at 2001 Addison St, Suite 300, Berkeley, CA 94704. Our website address is https://living.collabhome.io/.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC will be available free of charge on our website at www.lomondther.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information that issuers file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Summary Risk Factors

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our securities.

Risks Related to the Company and Our Business

●	We are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses, and difficulties, and makes it difficult to evaluate our prospects.

●	A majority of our revenue is derived from property management fees, which are subject to external economic and political conditions such as recessions, interests rates, foreign currency fluctuations, and declines in those engagements could have a material adverse effect on our financial condition and results of operations.

●	We track certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and adversely affect our stock price, business, results of operations, and financial condition.

●	Our growth plan may include completing acquisitions, which may or may not happen depending on the acquisition opportunities that are available in the marketplace.

●	We are subject to concentration risk.

●	We depend on our executive team and other employees to manage the business and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could materially harm our business.

●	Our management team has limited experience managing a public company.

●	Although dependent on certain key personnel, the Company does not have any key man life insurance policies on any such people.

●	Our consolidated financial statements have been prepared on a going concern basis and we must raise additional capital to fund our operations to continue as a going concern.

●	We have entered into certain related party transactions and may continue to rely on related parties for certain development and support activities.

●	We will be subject to various risks related to artificial intelligence (“AI”) and technology as we expand into the PropTech industry.

●	Relying on external AI technologies could lead to issues such as service disruptions or changes in licensing terms.

●	We are exposed to risks related to the adoption and use of artificial intelligence.

●	Our use of “open source” software could negatively affect our ability to provide AI-based PropTech services and subject us to possible litigation, and our participation in open source projects may impose unanticipated burdens or restrictions.

●	We might be exposed to potential financial liabilities as a result of receiving minimum rental guarantees.

●	Our revenue from our service agreements depends on timely payments, performance-based bonuses and project decisions which are beyond our control.

●	Our shift toward a property management-focused business model may result in revenue volatility and operational challenges.

●	We have entered and may continue to enter into joint ventures that will expose us to increased operating risks.

Risks Related to Our Intellectual Property and Platform Development

●	We are reliant on one main type of service and some of our products are still in the prototype phase and might never be operational products.

●	If we are unable to maintain the quality of our products, expand our product offerings or continue technological innovation and improvements, our prospects for future growth may be harmed.

●	We are making substantial investments in new product offerings and technologies and expect to increase such investments in the future. These efforts are inherently risky, and we may never realize any expected benefits from them.

●	The development and commercialization of our products are highly competitive.

●	We must correctly predict, identify, and interpret changes in consumer preferences and demand, offer new products to meet those changes, and respond to competitive innovation.

●	General economic conditions and commercial real estate market conditions have had and may in the future have a negative impact on our business.

●	Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult.

●	Our business has been and may in the future be adversely affected by restrictions in the availability of debt or equity capital as well as a lack of adequate credit and the risk of deterioration of the debt or credit markets and commercial real estate markets.

●	We rely on third-party service providers to support our platform and information technology systems.

●	Some of our products and services contain open-source software, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative effect on our business.

●	We may not be able to continue to obtain licenses to third-party software and intellectual property on reasonable terms or at all, which may disrupt our business and harm our financial results.

●	Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.

●	Our trademarks, copyrights, and other intellectual property could be unenforceable or ineffective.

●	Failure to obtain proper business licenses or other documentation or to otherwise comply with local laws and requirements regarding property management may result in civil or criminal penalties and restrictions on our ability to conduct business in that jurisdiction.

●	Changes in the regulation of the internet, mobile carriers, and their partners could negatively affect our business.

●	We collect, store, use and otherwise process personal information, including financial information and other sensitive data, which subjects us to governmental regulation and other legal obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our business.

Risks Related to Our Regulatory Environment

●	Our business may be subject to a variety of U.S. financial regulations, many of which are overlapping, ambiguous and still developing, which could subject us to claims or otherwise harm our business.

●	Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and requirements resulting in increased expenses.

Risks Related to Taxation

●	We have made significant estimates and judgments in calculating our income tax provision and other tax assets and liabilities. If these estimates or judgments are incorrect, our operating results and financial condition may be materially affected.

●	Changes in tax laws could have a material adverse effect on our business, financial condition and results of operations.

General Risk Factors

●	We may make decisions based on the best interests of our users to build long-term trust that may result in us forgoing short-term gains.

●	We have less experience operating in some of the newer market verticals to which we have expanded.

●	We may not be able to expand into new markets.

●	Damage to our reputation could negatively impact our business, financial condition, and results of operations.

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

We are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our prospects.

The Company has a limited history upon which an evaluation of its performance and prospects can be made. There can be no assurance that we will ever operate profitably. Our current and proposed operations are subject to all the business risks associated with new enterprises. The Company may not be successful in attaining the objectives necessary for it to overcome these risks and uncertainties. These include likely fluctuations in operating results as the Company reacts to developments in its market, managing its growth and the entry of competitors into the market. We will only be able to pay dividends on any shares once our directors determine that we are financially able to do so.

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

We may experience rapid growth and development in a relatively short time span through our marketing efforts. The management of this growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel, and the training of new personnel. We intend to hire additional personnel to manage our expected growth and expansion. Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of our common stock.

We engage in related party transactions, which may result in conflicts of interest involving our senior management.

We have engaged in the past, and may continue to engage, in a substantial number of related party transactions. Related party transactions may present conflicts of interest, could result in disadvantages to our Company and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our Company and our stockholders. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors.  In the case of transactions with affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us. Our affiliates may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, our operating results will be negatively impacted.

A majority of our revenue is derived from agreements with related parties, including revenues derived from property management, which are subject to external economic and political conditions such as recessions, interests rates, foreign currency fluctuations, and declines in those engagements could have a material adverse effect on our financial condition and results of operations.

We historically have earned principally all of our revenue from transactions with related parties, specifically from property management fees. Related party transactions could increase the risks of misrepresentations and fraud or increase the likelihood of a party not receiving the same level of benefit available in an arms-length transaction. We expect that we will continue to rely heavily on revenue from these sources for substantially all of our revenue for the foreseeable future. A decline in the number of transactions completed or in the value of the commercial real estate we finance could significantly decrease our revenues, which would adversely affect our business, financial condition and results of operations.

Our reliance on related parties for a substantial portion of our revenue from transactions with related parties creates risks to our business, financial condition and results of operations.

During the year ended September 30, 2025 and 2024, approximately 65% and 63%, respectively, of our total revenue was generated from transactions with related parties. The reliance on related parties presents risks to our business. For example, a significant decline in businesses from these related parties could materially and adversely affect our revenue. In addition, a significant on related parties, for revenue may not reflect our ability to generate from unaffiliated third parties, which could hinder our ability to grow or diversify our customer base.

We track certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and adversely affect our stock price, business, results of operations, and financial condition.

We track certain operational metrics, which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operational metrics are not accurate representations of our business, if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, our stock price could decline, we may be subject to stockholder litigation, and our business, financial results and results of operations could be adversely affected.

Our growth plan may include completing acquisitions, which may or may not happen depending on the acquisition opportunities that are available in the marketplace.

Our ability to grow by acquiring companies or assets and by making investments to complement our existing businesses will depend upon the availability of suitable acquisition candidates. If we are unable to find suitable acquisition candidates, if we are unable to attract the interest of such candidates, or if we are unable to successfully negotiate and complete such acquisitions, that could limit our ability to grow.

We may be unable to make acquisitions and investments, successfully integrate acquired companies into our business, or our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition, and results of operations.

We may in the future acquire or invest in businesses, offerings, technologies, or talent that we believe could complement or expand our existing product offerings, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of future potential acquisitions and investments may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions and investments, whether or not they are consummated. Furthermore, even if we successfully acquire or invest in additional businesses or technologies, we may not achieve the anticipated benefits or synergies due to a number of factors, including, without limitation:

●	unanticipated costs or liabilities associated with the acquisition, including claims related to the acquired company, its product offerings, or technology;

●	the incurrence of acquisition-related or investment-related expenses, which would be recognized as a current period expense;

●	inability to generate sufficient revenue to offset acquisition or investment costs;

●	inability to maintain relationships with customers and partners of the acquired business;

●	challenges maintaining quality and security standards consistent with our brand;

●	inability to identify security vulnerabilities in acquired technology;

●	inability to achieve anticipated synergies or unanticipated difficulty with integration into our corporate culture;

●	the need to integrate or implement additional controls, procedures, and policies;

●	challenges caused by distance and cultural differences;

●	harm to our existing business relationships with business partners as a result of the acquisition or investment;

●	potential loss of key employees;

●	use of resources that are needed in other parts of our business and diversion of management and employee resources;

●	unanticipated complexity in accounting requirements;

●	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition; and

●	disputes that may arise out of earn-outs, escrows, and other arrangements related to an acquisition of a company.

Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process.

We may have to pay cash, incur additional debt, or issue equity to pay for any future acquisitions or investments, each of which could adversely affect our financial condition. The sale of equity to finance any future acquisitions or investments could result in dilution to our stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could also include additional covenants or other restrictions that would impede our ability to manage our operations. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

We may need to raise substantial additional capital in the future in order to execute our business plan and help us and our collaboration partners fund the development and commercialization of our products. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate products, programs, commercial efforts, or sales efforts.

We may need to finance future cash needs through public or private equity offerings, debt financings, or strategic collaboration and licensing or royalty arrangements. Our stockholders may consequently experience additional dilution, and debt financing, if available, and such financings may involve restrictive covenants and/or high interest rates. Regarding accessing additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products, processes, and technologies or to grant licenses on terms not necessarily favorable to us. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or curtail some of our commercialization efforts. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

We depend on our executive team and other employees to manage the business and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could materially harm our business.

Our success depends largely upon the continued high performance of our executive team and other employees. We rely on our executive team for leadership in critical areas of our business, including product development, engineering, marketing, security, business development, and general and administrative functions. The loss of one or more of our executives or key employees would have an adverse effect on our business. From time to time, there may be changes in executives due to hiring or departures, which could disrupt our business. We do not have employment agreements with executives or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment at any time.

Our management team has limited experience managing a public company.

Our management team has limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and may divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

We face stiff competition for qualified personnel and if we fail to attract new personnel or fail to retain and motivate our current personnel, our business, financial condition, and results of operations could be materially and adversely affected.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for qualified personnel is intense, especially for engineers experienced in designing and developing online and mobile products. We have experienced and we expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer competitive compensation and benefits packages. If we are unable to attract, hire and retain the right talent or make too many hiring mistakes, it is likely our business will suffer.

Our lack of D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

In the future, we may be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods. To date, we have not obtained directors and officers liability (“D&O”) insurance. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could further impact our ability to retain and attract talented and skilled directors and officers.

We will be a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for an exemption from certain corporate governance requirements.

Following the completion of our initial public offering, we expect to continue to control a majority of the voting power of our outstanding voting stock, and as a result, we will be a “controlled company” within the meaning of the corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	a majority of the board of directors consists of independent directors,

●	the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities,

●	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and

●	there be an annual performance evaluation of the nominating and corporate governance and compensation committees.

Although we do not currently intend to avail ourselves of this exemption, these requirements will not apply to us as long as we remain a controlled company. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

We rely on a limited number of key personnel, and the loss of any of these individuals could harm our business.

Our success depends on the expertise and experience of a small team of professionals. The loss of any key personnel could delay project approvals, disrupt investor relations, or otherwise impair our ability to operate effectively. We have not obtained key-man life insurance policies on these individuals. The loss of any of its executives’ services could cause investors to lose confidence in our business. Further, our future success will also depend on our ability to retain and motivate other highly skilled employees. We may not be able to retain its key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

Our consolidated financial statements have been prepared on a going concern basis and we must raise additional capital to fund our operations to continue as a going concern.

In Note 2 to our consolidated financial statements for the fiscal years ended September 30, 2025 and 2024 included elsewhere in this annual report states that the financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had $161,506 and $105,034 in cash and $650,157 and $2,906,609 in amounts due from related parties as of September 30, 2025 and 2024, respectively. The Company is heavily reliant on related parties as its primary revenue and cash flow sources and has historically generated revenues from sources that may not be recurring. The Company is early-stage, and expects to incur significant costs to expand its operations and conduct its business plan, which may result in future losses if it cannot effectively market its products and achieve market acceptance.

While property management fee is our recurring source of revenue, our future business success is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. There is no assurance that we will succeed in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. The perception that we might be unable to continue as a going concern may also make it more difficult to obtain financing for the continuation of our operations on terms that are favorable to us, or at all, and could result in the loss of confidence by investors, suppliers and employees. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that our investors will lose all or a part of their investment.

We have entered into certain related party transactions and may continue to rely on related parties for certain business activities.

We have engaged in the past, and may continue to engage, in a substantial number of related party transactions. For additional information related to this and other related party transactions, please see the section entitled “Current Relationships and Related Party Transactions.” Such related party transactions may not have been entered into on an arm’s-length basis, and we may have achieved more favorable terms because such transactions were entered into with our related parties. We rely on, and will continue to rely on, our related parties to earn revenues. If our related parties cease to demand real estate services from us, including by terminating agreements with us, we may be unable to obtain other sources of revenue on the same terms without disruption to our business. This could have a material effect on our business, results of operations and financial condition.

We will be subject to various risks related to artificial intelligence (“AI”) and technology as we expand into the PropTech industry.

As we plan to expand to the PropTech industry in the future and transition ourselves from a standard property developer to a tech, AI based innovator, we believe we will become subject to various risks related to AI and technology, including the following:

●	AI and AI-related markets are still in their infancy in comparison to other widely used software types, and it is unclear whether AI and AI-related markets will continue to grow. The success of our AI-based PropTech services will depend on the willingness of developers and other real estate industry participants to increase their use of AI.

●	AI is a fast growing industry and we must successfully adapt and manage technological advances in AI and AI-related markets, as well as effectively compete with the emergence of additional competitors in the industry in order to maintain and grow our AI-based PropTech business. Thus, the success of our AI-based PropTech business depends in large part on our ability to keep pace with rapid technological changes in the development and implementation of AI products and services.

●	Failure to attract and retain additional qualified personnel in the AI field could also prevent us from executing our business strategy and growth plans.

●	The information that AI learns may include highly confidential information. In the unlikely event of a leakage of such confidential information, our credibility may be negatively impacted, which may affect our business, operating results, and financial condition.

●	AI algorithms heavily rely on data for training and decision-making. However, the quality, completeness, and accuracy of real estate data can be inconsistent. Incomplete or biased data can lead to flawed predictions and suboptimal outcomes. Also, AI models can inadvertently perpetuate biases present in historical data. In real estate, this could lead to discriminatory practices related to property valuation, tenant selection, or mortgage approvals.

●	Handling sensitive personal information (e.g., financial records, property details) requires robust privacy safeguards. Data breaches or misuse could harm individuals and erode trust in AI-driven real estate solutions.

●	While AI models can excel in specific tasks (e.g., property valuation, demand prediction), scaling them across diverse markets or adapting them to unique local contexts remains a challenge. Real estate markets vary significantly by location, property type, and regulations. AI models must adapt to local nuances. A one-size-fits-all approach may not work. Customization for individual properties or regions is essential.

●	Developing, deploying, and maintaining AI systems involve significant costs. Small real estate businesses may struggle to afford AI solutions, limiting their access to advanced technology.

●	Real estate markets are influenced by economic cycles, geopolitical events, and unforeseen crises. AI models trained on historical data may struggle to predict sudden shifts or adapt to unprecedented situations.

●	Beyond technical challenges, ethical dilemmas arise. For instance, should AI prioritize profit over community well-being? Balancing commercial interests with societal impact is an ongoing debate.

Relying on external AI technologies could lead to issues such as service disruptions or changes in licensing terms.

We use AI technologies licensed from third parties in our technologies, and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers, and our business will be harmed. In addition, to the extent any third-party AI technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings for which we may be unable to recover damages from the affected provider.

Our reliance on specific third-party AI providers, or the specialized integrations we build around them, may limit our ability to switch to alternative solutions quickly. Contractual obligations, proprietary APIs, or a need to retrain models on different platforms could result in prohibitively high switching costs. This limitation can reduce our negotiating leverage, preventing us from securing more favorable pricing or service levels from the current or competing vendors. If we are unable to pivot to alternative providers when market conditions or technology trends shift, our platform’s evolution and our competitive position could be constrained.

If our AI functionality is powered by external platforms, we rely on those vendors to maintain robust cybersecurity measures and adhere to strict data privacy standards. Despite best efforts, third-party providers could still experience data breaches, system intrusions, or other security incidents beyond our direct control. Any such compromise of our vendors’ systems can lead to unauthorized access or misuse of data and potentially give rise to legal claims or regulatory inquiries. Additionally, if an external provider fails to meet evolving privacy or security regulations, it could expose us to liability and operational risks through no direct fault of our own.

We are exposed to risks related to the adoption and use of artificial intelligence.

We are subject to various risks associated with the adoption and utilization of AI technologies by both our company and our competitors. The inherent complexity and rapid evolution of AI technology may hinder our ability to effectively implement these capabilities, potentially leading to significant costs without corresponding benefits to our business or customer value. Our AI implementations may result in errors or unintended outcomes due to algorithmic flaws, inadequate training data, or inherent biases, which could expose us to liability and reputational damage. Additionally, we face competitive risks if our adoption of AI or other machine learning technologies is not done timely or as effective as that of our competitors. AI technology also presents unique challenges related to data privacy, cybersecurity, and ethical considerations, which could impact our business operations. The regulatory landscape is continuously evolving, with new laws and regulations being proposed or enacted in various jurisdictions. Compliance with these diverse requirements could increase our operational costs, and any actual or perceived regulatory violations could subject us to enforcement actions, penalties, and reputational harm. The combined effect of these interrelated risks could materially and adversely affect our business operations, financial condition, and competitive position.

The technologies or models we rely upon may undergo major updates or shifts while our AI features are already live in the market. Such updates could force us to retrain or redeploy our own AI systems at inopportune times, increasing our costs and delaying upgrades or product releases. Furthermore, the vendor might unexpectedly discontinue certain features or stop supporting the version on which our platform depends. Any such mid-deployment disruption could result in downtime, diminished accuracy or usability, and ultimately damage our brand reputation and customer experience.

Use of AI-based chatbots, automated email systems, or virtual assistants to communicate with tenants risks generating inaccurate, misleading, or even non-compliant messages, especially if trained on incomplete or biased data. When automated interactions fail to handle tenant needs or provide incorrect information, it can cause confusion and frustration, and may even give rise to disputes or legal liabilities under consumer-protection or housing regulations. Reliance on AI to handle real-time tenant communication may also reduce our ability to detect and correct errors quickly, exposing us to reputational harm if the tenant experience deteriorates.

A number of larger, well-funded companies in the real estate and property-technology sectors are simultaneously investing in or building their own AI solutions. These organizations often possess more resources and larger datasets, giving them an inherent advantage in rapidly developing and refining powerful AI tools. Their scale can also allow them to enter the market more aggressively. If we cannot match the pace or sophistication of these bigger players, our competitive position and market share could be adversely affected, and we may face increased pressure to invest heavily in research and development or enter into less favorable partnerships to remain competitive.

Our use of “open source” software could negatively affect our ability to provide AI-based PropTech services and subject us to possible litigation, and our participation in open source projects may impose unanticipated burdens or restrictions.

We use open source software in our AI-based PropTech services, including as incorporated into software we receive from third-party commercial software vendors, and expect to continue to use open source software in the future. Use of open source software may entail greater risks than use of third-party commercial software. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or commercialize our products. We may face claims from others alleging breach of license requirements or infringement of intellectual property rights in what we believe to be licensed open source software. In addition, under the terms of some open source licenses, under certain conditions, we could be required to release our proprietary source code that was developed using, incorporating or linked with such open source software, or apply open source licenses to our proprietary software, including authorizing further modification and redistribution. These claims or requirements, including any change to the applicable license terms, could also result in litigation, require us to purchase a costly license, require us to devote additional research and development resources to change our offerings, or require us to cease offering the implicated services unless and until we can find alternative tools or re-engineer them to avoid infringement or release of our proprietary source code, any of which would have a negative effect on our business and operating results. Some open source software may include generative AI software or other software that incorporates or relies on generative AI.  The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools, has not been fully interpreted by U.S. courts or been fully addressed by federal or state regulation. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide updates, warranties, support, indemnities, assurances of title or controls on origin of the software, or other contractual protections regarding infringement claims or the quality of the code. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. Many of these risks associated with usage of open source software could be difficult to eliminate or manage, and could, if not properly addressed, negatively affect the performance of our offerings and our business.

Certain open-source licenses (for example, GNU GPL or AGPL) can impose copyleft obligations, which mandate that any derivative works, including sections of our proprietary code, must be licensed under the same open-source terms. If our team inadvertently integrates this code with our proprietary software in a manner that triggers these obligations, we could be forced to disclose valuable internal source code or re-license parts of our platform. Such an event could undermine the uniqueness of our technology, erode our competitive advantage, and in some cases, lead to contractual disputes or legal action from third parties who believe we violated the license terms.

We bear responsibility for implementing security patches and fixes in a timely manner across all relevant systems. If we fail to promptly address known open source security flaws, whether out of oversight, insufficient resources, or incompatible code dependencies, our platform could become vulnerable to exploits. Even short delays in applying critical updates could result in data breaches, system outages, or compromised user information, leading to reputational harm, regulatory scrutiny, or legal liabilities.

An open source software project we use might change its license terms, or if ongoing legal challenges redefine what constitutes fair use of the code. Such shifts, especially if it affects a fundamental component of our platform, could force us to re-engineer substantial parts of our technology under time constraints, or expose us to claims from licensors or users who assert that our software violates revised license conditions.

We might be exposed to potential financial liabilities as a result of receiving minimum rental guarantees.

We have a minimum rental guarantee for certain managed properties whereby the Company will pay the difference between the collected rent and the minimum rent guarantee. The minimum rental guarantees expose Collab Z Inc. to potential financial liabilities if the properties under management fail to generate the guaranteed minimum revenue. While the historical performance and current market conditions have not necessitated shortfall payments, changes in market dynamics and economic downturns could lead to significant financial obligations under these guarantees. These conditions could impact our financial position and require careful management and continuous market analysis to mitigate potential risks associated with these guarantees.

Our revenue from our management agreements depends on timely payments, performance based bonuses and project decisions which are beyond our control.

Our management agreements provide that base fees may be paid either monthly or upon completion of specific services. This structure exposes us to the risk of delayed payments, which could negatively impact our cash flow and financial condition. While we have the right to terminate agreements if fees remain unpaid for more than 30 days, there is no guarantee that we will be able to recover outstanding amounts, and termination may limit future business opportunities. Additionally, our agreements allow for performance-based bonuses, which are subject to the discretion of project developers and owners. As a result, we may not receive the full bonus amounts if actual performance calculations differ from initial projections or if developers elect not to pay discretionary bonuses.

Furthermore, as a consultant in the development phase, we do not control key aspects of the projects, including financial performance, construction quality, or the completion schedule. Decision-making authority rests with the developers and owners, and any delays, cost overruns, or project failures could impact our expected compensation or business reputation. If we are unable to effectively manage these risks, our financial performance and growth prospects could be adversely affected.

Our shift toward a property management-focused business model may result in revenue volatility and operational challenges.

In the future we anticipate to experience significant transition in our business model, and shift our focus toward community-based property management and phase out or significantly scaling down other business activities, including EB-5 immigration investor services, development, renovation management, and procurement services. While we believe this strategic shift will enhance long-term sustainability and market differentiation, it poses several risks that could adversely impact our financial performance and operational efficiency.

As we phase out EB-5 immigration investor services, which accounted for approximately 37% of our total revenue in the fiscal year 2024, we may experience a temporary decline in revenue. The transition period may result in financial volatility, and there is no guarantee that the growth of our property management services will fully compensate for the revenue lost from these discontinued segments in the near term. If our property management division does not scale at the anticipated rate, we may face prolonged revenue shortfalls, which affects profitability and cash flow.

Additionally, to support the expansion of our property management services, we will need to allocate substantial financial, technological, and human resources. There is a risk that these resources may be insufficient or that the reallocation may lead to inefficiencies or underperformance. If we are unable to successfully execute this transition, it could negatively impact our overall business performance, competitive position, and shareholder value. Moreover, our ability to implement these changes effectively will depend on evolving market conditions, regulatory developments, and customer demand, which may not align with our expectations.

We have entered and may continue to enter into joint ventures that will expose us to increased operating risks.

As part of our growth strategy, we have also entered into joint venture arrangements intended to complement or expand our business and will likely continue to do so in the future. These joint ventures are subject to substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our joint venture partners do not succeed in the manner that we anticipate.

RISKS RELATED TO OUR EB-5 INVESTOR SERVICES

The success of the EB-5 program depends on compliance with evolving USCIS requirements, which may be subject to change.

The EB-5 program is governed by regulations and policies enforced by United States Citizenship and Immigration Services (“USCIS”). Changes to requirements, such as job creation thresholds, investment amounts, or geographic restrictions for Targeted Employment Areas, may reduce the demands for our services and adversely affect our ability to attract investors.

The success of our business relies heavily on third-party project operators and developers.

Our ability to attract and retain EB-5 investors depends on the performance of third-party project operators. Delays, cost overruns, or operational failures in projects we recommend could result in the inability to meet USCIS requirements or achieve financial returns for investors. Although we conduct due diligence, we cannot control the execution of these projects, which exposes our business to reputational and financial risks.

Economic, political, or legal changes could adversely impact the EB-5 program and our business operations.

Changes in federal immigration policy, economic downturns, or shifts in foreign relations could negatively affect the EB-5 program’s attractiveness to international investors. For example, increased restrictions on immigration or changes to the EB-5 program’s terms may reduce investor interest and impact our ability to operate successfully.

The illiquid nature of EB-5 investments may deter potential investors.

Investments made under the EB-5 program are typically illiquid and cannot be easily sold or transferred. This lack of liquidity may discourage some potential investors and limit our ability to attract new participants in the program.

We may face conflicts of interest in our relationships with project operators.

Our relationships with project operators or developers may create conflicts of interest, particularly if those operators are affiliates or entities in which we or our related parties have financial interests. Such conflicts may result in questions regarding the impartiality of our recommendations and could damage our reputation.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND PLATFORM DEVELOPMENT

We may implement new lines of business or offer new products and services within existing lines of business.

As an early-stage company, we may implement new lines of business at any time. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients or be subject to cost increases. As a result, our business, financial condition or results of operations may be adversely affected.

If we are unable to maintain the quality of our products, expand our product offerings or continue technological innovation and improvements, our prospects for future growth may be harmed.

We believe our success depends on users’ finding our product offerings to be of value to them. Our ability to attract and engage users depends, in part, on our ability to successfully expand our product offerings and editorial articles. To penetrate new verticals, we will need to develop a deep understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, government regulation could limit our ability to introduce new product offerings. If we fail to penetrate new verticals successfully, our revenue may grow at a slower rate than we anticipate, and our business, financial condition and results of operations could be materially adversely affected. We must also continue to innovate and improve our technology and product offerings to continue future growth and successfully compete with other companies in our markets, or our brand and future growth could be materially adversely affected.

In addition, the market for products that support property management is rapidly evolving, fragmented and highly competitive. Competition in this market has intensified, and we expect this trend to continue as the list of financial services providers grows. There are many established and emerging technology-centric financial services providers providing a multitude of products to borrowers across all financial verticals. If we fail to successfully anticipate and identify new trends, products and emerging financial services providers, and provide up-to-date educational content, tools and other relevant resources timely, our ability to engage borrowers and financial services providers may suffer, which would harm our business, financial condition, and results of operations.

We are making substantial investments in new product offerings and technologies and expect to increase such investments in the future. These efforts are inherently risky, and we may never realize any expected benefits from them.

We have made substantial investments to develop new product offerings and technologies, including our data infrastructure and our matching engine, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products, and product offerings. We expect to increase our investments in these new initiatives in the near term, which may result in lower margins. We also expect to spend substantial amounts as we seek to grow the verticals in which we operate our platform and increase our scale, and expand our offerings to additional geographic markets. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves strategies, technologies, and regulatory requirements with which we have limited or no prior development or operating experience. There can be no assurance that demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that product offerings developed by others will render our product offerings non-competitive or obsolete. Further, our development efforts for new product offerings and technologies could distract management from current operations and will divert capital and other resources from our more established product offerings and technologies. Even if we are successful in developing new product offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that could increase our expenses or prevent us from successfully commercializing new product offerings or technologies. If we do not realize the expected benefits of our investments, our business, financial condition and operating results may be harmed.

Our new product could fail to achieve the sales projections we expected.

Our growth projections assume that with an increased advertising and marketing budget, our products will be able to gain traction in the marketplace at a faster rate than our current products. Our new products may fail to gain market acceptance for any number of reasons. If the new products fail to achieve significant sales and acceptance in the marketplace, this could materially and adversely impact the value of your investment.

The development and commercialization of our products are highly competitive.

We face competition with respect to any products that we may seek to develop or commercialize in the future. Our competitors include major companies, some publicly listed like us, in the United States. Many of our competitors have significantly greater financial, technical, and human resources than we have and superior expertise in research and development and marketing approved products and thus may be better equipped than us to develop and commercialize products. These competitors also compete with us in recruiting and retaining qualified personnel and acquiring technologies. Smaller or early-stage companies may also prove to be significant competitors or disruptors, particularly through collaborative arrangements with large and established companies and/or some of our competitors. Accordingly, our competitors may commercialize products more rapidly or effectively than we can, which would adversely affect our competitive position, the likelihood that our products and services will achieve initial market acceptance and our ability to generate meaningful additional revenues from our products.

We must correctly predict, identify, and interpret changes in consumer preferences and demand, offer new features to meet those changes, and respond to competitive innovation.

Consumer preferences may result in the need for our products to change continually. Our success depends on our ability to predict, identify, and interpret the tastes and habits of consumers and to offer products that appeal to consumer preferences. If we do not offer products that appeal to consumers, our sales and market share will decrease. We must distinguish between short-term fads, mid-term trends, and long-term changes in consumer preferences. If we do not accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. If we fail to expand our product offerings successfully across product categories, or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products could decrease, which could materially and adversely affect our product sales, financial condition, and results of operations. In addition, achieving growth depends on our successful development, introduction, and marketing of innovative new products and line extensions.

Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, to obtain, protect and maintain necessary intellectual property rights, and avoid infringing the intellectual property rights of others and failure to do so could compromise our competitive position and adversely impact our business.

We rely on the data provided to us by users and third parties to operate and improve our product offerings, and if we are unable to maintain and grow the use of such data, we may be unable to provide users with a platform experience that is relevant and effective, which would harm our business, financial condition, and results of operations.

We analyze first-party data from users and may leverage third-party data from aggregators to understand our users’ unique financial situations. The large amount of information we use in operating and improving our platform is critical to the experience we provide for our users. If we are unable to maintain, grow and efficiently handle the data provided to us, the value that we provide to borrowers and the quality of matches with financial services partners may be limited. In addition, if we do not maintain the quality, accuracy and timeliness of this information, user experience may suffer, which would harm our business, financial condition, and results of operations.

Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult.

Our revenue and profits have historically tended to be significantly higher in the second half of each year than in the first half of the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by the calendar year-end and because certain of our expenses are relatively constant throughout the year. This historical trend can be disrupted both positively and negatively by major economic, regulatory, or political events impacting investor sentiment for a particular property type or location, current and future projections of interest rates and tax rates, the attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger institutional buyers, to name a few. As a result, our historical pattern of seasonality may or may not continue to the same degree experienced in the prior years and may make it difficult to determine, during the course of the year, whether planned results will be achieved, and thus to adjust to changes in expectations.

Any insurance coverage we have might not be sufficient and uninsured losses may occur.

We maintain minimum insurance coverage to protect us against a broad range of risks, at levels we believe are appropriate and consistent with current industry practice. Our objective is to exclude or minimize the risk of financial loss at a reasonable cost.

Nevertheless, we could still be subject to risks in the following areas, among others:

●	losses that might be beyond the limits, or outside the scope, of coverage of our insurance and that may limit or prevent indemnification under our insurance policies;

●	inability to maintain adequate insurance coverage on commercially reasonable terms in the future;

●	certain categories of risks are currently not insurable at a reasonable cost; and

●	no assurance of the financial ability of the insurance companies to meet their claim payment obligations.

Any one or more of these events could have an adverse effect on our business, financial position, profit, and cash flow.

Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities incurred, will cover any indemnification claims against us relating to any incident, will be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. Moreover, certain elements of our business model are novel and insurance industry may have difficulty underwriting the risks associated with our business. Therefore, our insurance providers might charge high premiums or do not offer insurance at all for certain risks we expect to incur.

We rely on third-party service providers to support our platform and information technology systems.

We rely on third-party service providers to provide critical services that help us deliver our products and operate our business, including hosting our platform. These providers may support or operate critical business systems for us or store or process the same sensitive, proprietary, and confidential information we handle. We do not have a redundant network or rapid disaster recovery capabilities in most cases for the services provided by third-party service providers. These service providers may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly and we may not have recourse to the responsible third-party service providers for the resulting liability we incur.

Any significant disruption to the infrastructure of our third-party service providers and/or any changes in our third-party service providers’ service levels may significantly impact our business operations, including making our platform unavailable to our users. A lengthy interruption in the availability of our platform would result in a loss of matches with our lenders and corresponding revenue, which would impact our operating results and cash flow. In addition, it would negatively impact search engine ranking, user experience and our reputation with our lenders. Furthermore, if any of our agreements with our third-party service providers are terminated, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new hosting providers. Although alternative providers could host our platform on a substantially similar basis, such a transition could potentially be disruptive, and we could incur significant costs in connection therewith.

We rely on operating system providers to support our platform, and any disruption, deterioration or change in their services, policies, practices, guidelines or terms of service could have a material adverse effect on our business, financial condition and results of operations.

The success of our platform depends upon the effective operation of certain mobile operating systems, networks and standards that are run by operating system providers and app stores, or Providers. We do not control these Providers and, as a result, we are subject to risks and uncertainties related to the actions taken, or not taken, by these Providers.

Some of our products and services contain open-source software, which may pose particular risks to our proprietary software, products, and services in a manner that could negatively affect our business.

We use open-source software in our platform and anticipate continuing to use open-source software in the future. Some open-source software licenses require those who distribute open-source software as part of their software product to publicly disclose all or part of the source code of such software product or to make available any derivative works of the open-source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of certain open-source licenses to which we are subject have not been interpreted by the U.S. or foreign courts, and there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that we develop using such software, which could include our proprietary source code or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer such source code to eliminate the use of such open-source software. This re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, the use of certain open-source software can lead to greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties, assurance of title or controls on the origin or operation of the open-source software, which are risks that cannot be eliminated, and could, if not properly addressed, negatively affect our business. We cannot be sure that all of our use of open-source software is in a manner that is consistent with our current policies and procedures or will not subject us to liability. Any of these risks could be difficult to eliminate or manage, and, if not addressed, would negatively affect our business, financial condition, and operating results.

We may not be able to continue to obtain licenses to third-party software and intellectual property on reasonable terms or at all, which may disrupt our business and harm our financial results.

We license third-party software and other intellectual property for use in connection with our platform, including for various third-party product integrations with our platform. Our third-party licenses typically limit our use of intellectual property to specific uses and include other contractual obligations with which we must comply. These licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. Third parties may stop adequately supporting or maintaining their offerings or they or their technology may be acquired by our competitors. If we are unable to obtain licenses to third-party software and intellectual property on reasonable terms or at all, the functionalities available through our platform may be adversely impacted, which could in turn harm our business. Further, if we or our third-party licensors were to breach any material term of a license, such a breach could, among other things, prompt costly litigation, result in the license being invalidated and or result in fines and other damages. If any of the following were to occur, it could harm our business, financial results, and our reputation.

We also cannot be certain that our licensors are not infringing the intellectual property rights of others or that our licensors have sufficient rights to the intellectual property to grant us the applicable licenses. Although we seek to mitigate this risk contractually, we may not be able to sufficiently limit our potential liability. If we are unable to obtain or maintain rights to any of this intellectual property because of intellectual property infringement claims brought by third parties against our licensors or against us, our ability to provide functionalities through our platform using such intellectual property could be severely limited and our business could be harmed. Furthermore, regardless of the outcome, infringement claims may require us to use significant resources and may divert management’s attention.

We are dependent on internet search engines, in particular, Google, to direct traffic to our websites and refer new users to our platform. If search engines’ algorithms, methodologies, or policies are modified or enforced in ways we do not anticipate, or if our search results page rankings decline for other reasons, traffic to our platform or user growth or engagement could decline, any of which would harm our business, financial condition, and results of operations.

We are dependent on internet search engines, primarily Google, to direct traffic to our platform, including our website. Search engines, such as Google, may modify their search algorithms and policies or enforce those policies in ways that are detrimental to us, and without prior notice to us. If that occurs, we may experience significant declines in the organic search ranking of our search results, leading to a decrease in traffic to our platform. We have experienced declines in traffic and user growth as a result of these changes in the past and anticipate fluctuations as a result of such actions in the future.

In addition, Google may take action against websites for behavior that it believes unfairly influences search results. Our ability to appeal these actions is limited, and we may not be able to revise our content strategies to recover the loss in domain authority, page rankings, traffic or user growth resulting from such actions. Any significant reduction in the number of users directed to our website or mobile application from search engines would harm our business, revenue, and financial results.

Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.

Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased, or have otherwise obtained. As we gain an increasingly high public profile, the possibility of intellectual property rights claims against us grows. Although we may have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or in reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have patent portfolios that are used against us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to the assertion of their intellectual property rights. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or from operating under our brand, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, results of operations and financial condition.

With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found or alleged to violate such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, results of operations and financial condition.

Our trademarks, copyrights, and other intellectual property could be unenforceable or ineffective.

Intellectual property is a complex field of law in which few things are certain. Competitors may be able to design around our intellectual property, find prior art to invalidate it, or render the patents unenforceable through some other mechanism. If competitors can bypass our trademark and copyright protection without obtaining a sub-license, the Company’s value will likely be materially and adversely impacted. This could also impair the Company’s ability to compete in the marketplace. Moreover, if our trademarks and copyrights are deemed unenforceable, the Company will almost certainly lose any potential revenue it might be able to raise by entering into sub-licenses. This would cut off a significant potential revenue stream for the Company.

The cost of enforcing our trademarks and copyrights could prevent us from enforcing them.

Trademark and copyright litigation has become extremely expensive. Even if we believe that a competitor is infringing on one or more of our trademarks or copyrights, we might choose not to file suit because we lack the cash to successfully prosecute a multi-year litigation with an uncertain outcome, or because we believe that the cost of enforcing our trademark(s) or copyright(s) outweighs the value of winning the suit in light of the risks and consequences of losing it, or for some other reason. Choosing not to enforce our trademark(s) or copyright(s) could have adverse consequences for the Company, including undermining the credibility of our intellectual property, reducing our ability to enter into sublicenses, and weakening our attempts to prevent competitors from entering the market. As a result, if we are unable to enforce our trademark(s) or copyright(s) because of the cost of enforcement, your investment in the Company could be significantly and adversely affected.

Changes in government regulation could adversely impact our business.

The Company is subject to legislation and regulation at the federal and local levels and, in some instances, at the state level. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state, and local laws, which cannot be predicted. Modifications to existing requirements or imposition of new requirements or limitations could adversely impact our business.

Failure to obtain proper business licenses or other documentation or to otherwise comply with local laws and requirements regarding property management may result in civil or criminal penalties and restrictions on our ability to conduct business in that jurisdiction.

Compliance with these requirements may render it more difficult for us and our financial services partners to operate or may raise our internal costs or the costs of our clients which may be passed on to us through less favorable commercial arrangements. While we have endeavored to comply with applicable requirements, the application of these requirements to persons operating online is not always clear and the failure to comply with any such applicable requirements may require us to expend significant capital and resources to investigate and remedy the noncompliance and subject us to litigation, regulatory enforcement action, fines, penalties, and other liability, which could adversely affect our business, financial condition and results of operations. Moreover, any of the licenses or rights currently held by us or our employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, we or our employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.

Changes in the regulation of the internet, mobile carriers and their partners could negatively affect our business.

Our business is dependent on the continued growth and maintenance of the internet’s infrastructure, as well as our ability to market products through channels such as e-mail and voice and text messaging. There can be no assurance that the internet’s infrastructure will continue to be able to support the demands placed on it by sustained growth in the number of users and amount of traffic. To the extent that the internet’s infrastructure is unable to support the demands placed on it, our business may be impacted. We may also be disadvantaged by the adverse effect of any delays or cancellations of private sector or government initiatives designed to expand broadband access. The reduction in the growth of, or a decline in, broadband and internet access poses a risk to us.

In addition, federal, state, and international government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could adversely affect the demand for our products and services or require us to modify our products and services to comply with these changes. Laws, rules, and regulations governing advertising and e-commerce through internet communications and mobile carriers and their partners are dynamic, and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership, infringement, and misappropriation, concerning trade secrets, the distribution of electronic communications, marketing and advertising, data privacy and security, search engines and internet tracking technologies. Future taxation on the use of the internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could hinder growth in or negatively impact the use of the internet generally, including the viability of internet e-commerce, which could reduce our revenue, increase our operating expenses, and expose us to significant liabilities.

Security incidents or real or perceived errors, failures or bugs in our systems and platform could impair our operations, compromise our confidential information or our users’ personal information, damage our reputation and brand, and harm our business and operating results.

Our continued success depends on our systems, applications, and software continuing to operate and meet the changing needs of our customers and users and financial services partners. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services efficiently and securely. Like all information systems and technology, our platform may contain or develop material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or shutdown of our platform.

Operating our business and products involves the collection, storage, use and transmission of large volumes of sensitive, proprietary and confidential information, including financial and personal information, pertaining to our current, prospective and past users, as well as our staff, contractors, and business partners. The security measures we take to protect this information may be breached as a result of computer malware, viruses, social engineering, ransomware attacks, account takeover attacks, hacking and cyberattacks, including by state-sponsored and other sophisticated organizations. Such incidents have become more prevalent in recent years. Our security measures could also be compromised by our personnel, theft, or errors, or be insufficient to prevent exploitation of security vulnerabilities in software or systems on which we rely. Such incidents may in the future result in unauthorized, unlawful or inappropriate use, destruction or disclosure of, access to, or inability to access the sensitive, proprietary, and confidential information that we handle. These incidents may remain undetected for extended periods.

Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react promptly or implement adequate preventative measures. While we have developed systems and processes designed to protect the integrity, confidentiality, and security of our and our users’ confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats.

A security breach or other security incident, or the perception that one has occurred, could result in a loss of confidence by both our users and financial services partners and damage our reputation and brand, reduce demand for our products, disrupt normal business operations, require us to expend significant capital and resources to investigate and remedy the incident and prevent a recurrence, and subject us to litigation, regulatory enforcement action, fines, penalties, and other liability, which could adversely affect our business, financial condition and results of operations. Even if we take steps that we believe are adequate to protect us from cyber threats, hacking against our competitors or other companies in our industry could create the perception among our users and financial services partners that our digital platform is not safe to use. Security incidents could also damage our IT systems and our ability to make the financial reports and other public disclosures required of public companies. These risks are likely to continue to increase as we continue to grow, process, store and transmit an increasingly larger and larger volume of data.

We collect, store, use and otherwise process personal information, including financial information and other sensitive data, which subjects us to governmental regulation and other legal obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our business.

We collect, store, use and process personal information and other user data, including financial information, credit report information and other sensitive information for our Registered Users. We rely on this data provided to us by users and third parties to offer, improve and innovate our products. If we are unable to maintain and grow such data, we may be unable to provide borrowers with a platform experience that is relevant, efficient, and effective, which could adversely affect our business, financial condition and results of operations.

There are numerous federal, state, and local laws and regulations regarding data privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which is changing and subject to differing interpretations. In addition, as we continue to expand internationally, we are subject to foreign data privacy and security laws and regulations. These data privacy laws and regulations are complex, continue to evolve, and on occasion may be inconsistent between jurisdictions leading to uncertainty in interpreting such laws. We are also subject to the terms of our privacy policies and privacy-related obligations to third parties, and, given the recent change in administration, we expect a heightened level of scrutiny on the financial data we handle. These laws, regulations, and other obligations may be interpreted and applied in a manner that is inconsistent from one regulatory body to another and may conflict with other rules or our practices.

Most of the jurisdictions in which we operate have established their data privacy and security legal frameworks. Failure to comply with these laws can result in regulatory fines or penalties. The California borrower Privacy Act (CCPA) created new data privacy rights for California-resident users that will be expanded when the California Privacy Rights Act (CPRA), which was approved in November 2020, goes into effect. In addition, Virginia recently passed the borrower Data Protection Act, which will go into effect at the same time as CPRA and many other states are considering enacting privacy laws. These laws, as well as any associated regulations, may increase our operating costs and potential liability (particularly in the event of a data breach), delay or impede the development of new products, and have a material adverse effect on our business, including how we use information about individuals, our financial condition and the results of our operations or prospects.

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or negative publicity and could cause our users and lenders to lose trust in us, which would have a material and adverse effect on our business. We may also be subject to remedies that may harm our business, including fines, demands or orders that we modify or cease existing or planned business practices.

Data breaches or incidents involving our technology or products could damage its business, reputation and brand and substantially harm its business and results of operations.

If the Company’s data and network infrastructure were to fail, or if the Company were to suffer an interruption or degradation of services or other infrastructure environments, it could lose important manufacturing and technical data, which could harm its business. The Company’s facilities, as well as the facilities of third parties that maintain or have access to the Company’s data or network infrastructure, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. If the Company’s or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, the Company’s ability to operate may be impaired and its business could be adversely affected. A decision to close facilities without adequate notice, or other unanticipated problems, could adversely impact the Company’s operations. The Company’s infrastructure also could be subject to break-ins, cyber-attacks, sabotage, intentional acts of vandalism and other misconduct, from a spectrum of actors ranging in sophistication from threats common to most industries to more advanced and persistent, highly organized adversaries. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that the Company experiences could result in unauthorized access to, misuse of or unauthorized acquisition of its internal sensitive corporate data, such as financial data, intellectual property, or data related to contracts with commercial or government customers or partners. Such unauthorized access, misuse, acquisition, or modification of sensitive data may result in data loss, corruption or alteration, interruptions in the Company’s operations or damage to the Company’s computer hardware or systems or those of its employees and customers. Moreover, negative publicity arising from these types of disruptions could damage the Company’s reputation.

Threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create a risk of cybersecurity incidents. These incidents can include but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, the Company may be unable to anticipate these incidents or techniques, timely discover them or implement adequate preventative measures.

Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. The Company’s network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications the Company develops or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to the Company’s systems or facilities through fraud, trickery or other forms of deceiving the Company’s employees, contractors and temporary staff. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any cybersecurity vulnerabilities. The Company does not currently have a cyber liability insurance policy and even if a policy is purchased, the Company cannot be certain that its coverage will be adequate for liabilities incurred or that insurance will continue to be available to it on economically reasonable terms, or at all.

The significant unavailability of the Company’s services due to attacks could cause users to cease using the Company’s services and materially adversely affect the Company’s business, prospects, financial condition and results of operations. The Company uses software that it has developed, which the Company seeks to continually update and improve. Replacing such systems is often time-consuming and expensive and can also be intrusive to daily business operations. Further, the Company may not always be successful in executing these upgrades and improvements, which may occasionally fail its systems. The Company may experience periodic system interruptions from time to time. Any slowdown or failure of the Company’s underlying technology infrastructure could harm its business, reputation and ability to execute its business plan, which could materially adversely affect its results of operations. The Company’s disaster recovery plan or those of its third-party providers may be inadequate.

Expenses or liabilities resulting from litigation could materially adversely affect our results of operations and financial condition.

We may become party to various legal proceedings and other claims that arise in the ordinary course of business, or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. In addition, any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our platform, or have other adverse effects on our business. While we cannot assure the outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on our business. However, if one or more of these legal matters resulted in an adverse monetary judgment against us, such a judgment could harm our results of operations and financial condition.

Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruptions and delays in services and operations, which could harm our business.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruptions and delays in our services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking, phishing, and other attacks against online networks have become more prevalent and may occur on our systems in the future. We have implemented security measures, such as multi-factor authentication and security incident and event management tools. But any attempts by cyber attackers to disrupt our services or systems, if successful, could harm our business, introduce liability to data subjects, resulting in the misappropriation of funds, and be expensive to remedy and damage our reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. As cyber-attacks evolve, the cost of measures designed to prevent such attacks continues to increase, and we may not be able to cause the implementation or enforcement of such preventions with respect to our third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm our reputation, brand and ability to attract customers.

Service disruptions, outages and other performance problems can be caused by a variety of factors, including infrastructure changes, cyber-security threats, third-party service providers, human or software errors and capacity constraints. If our services are unavailable when users attempt to access them, they may seek other services, which could reduce demand for our solutions from target customers.

We have processes and procedures in place designed to enable us to recover from a disaster or catastrophe and continue business operations. However, there are several factors ranging from human error to data corruption that could materially impact the efficacy of such processes and procedures, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular disaster or catastrophe, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which could adversely affect our business and financial results.

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Our business may be subject to a variety of regulations, many of which are overlapping, ambiguous and still developing, which could subject us to claims or otherwise harm our business.

Aspects of our business may be subject to a variety of federal and state financial and other laws, including laws and state licensing requirements financial products and services, privacy and data security, investment advisory services, and other laws that are frequently evolving and developing. The scope and interpretation of such laws are often uncertain and may be conflicting or ambiguous. It is difficult to predict how existing laws, some of which were enacted before the widespread adoption of the internet and mobile devices, will be applied to our business and the new laws to which we may become subject. In addition, as our business grows into new markets or expands and we collect, use and share more user data internally and with financial services partners, we may become subject to additional laws and regulations.

If we are not able to comply with applicable financial and other laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or discontinue certain products or features, which would negatively affect our business. In addition, negative publicity resulting from regulatory actions against us or others in our industry could harm our reputation or otherwise impact the growth of our business. Any costs incurred to prevent or mitigate this potential liability could also harm our business, financial condition and operating results.

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs or requirements resulting in increased expenses.

In the ordinary course of business, we may be named as a defendant in various categories of legal actions, including class action lawsuits and other litigation. These legal actions are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain actions may include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our or our lending partners’ reputations and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business.

In addition, many participants in the consumer financial services industry have been the subject of putative class action lawsuits, state attorney general actions and other state regulatory actions, and federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices, violations of state licensing and lending laws, including state usury and disclosure laws, actions alleging discrimination based on race, ethnicity, gender or other prohibited bases, and allegations of noncompliance with various state and federal laws and regulations relating to originating, servicing, and collecting consumer finance loans and other consumer financial services and products. The current regulatory environment increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in us undertaking significant time-consuming and expensive operational and compliance improvement efforts, which may delay or preclude our or our bank partners’ ability to provide certain new products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine assessed for each statutory and regulatory violation or substantial damages from class action lawsuits, potentially more than the amounts we earned from the underlying activities.

Some of our agreements used in the course of our business include arbitration clauses. If our arbitration agreements were to become unenforceable for any reason, we could experience an increase to our litigation costs and exposure to potentially damaging tenant-landlord lawsuits, with a potential material adverse effect on our business and results of operations.

We contest our liability and the amount of damages, as appropriate, in each pending matter. The outcome of pending and future matters could be material to our results of operations, financial condition and cash flows, and could materially adversely affect our business.

In addition, from time to time, through our operational and compliance controls, we identify compliance issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted clients and platform users. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of clients and platform users impacted and could generate litigation or regulatory investigations that subject us to additional risk.

RISKS RELATED TO TAXATION

We are subject to income taxes as well as non-income-based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes.

Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable: a) there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our income tax provisions, expense amounts for non-income-based taxes and accruals, and b) any material differences could have an adverse effect on our financial position and results of operations in the period or periods for which determination is made.

We have made significant estimates and judgments in calculating our income tax provision and other tax assets and liabilities. If these estimates or judgments are incorrect, our operating results and financial condition may be materially affected.

We are subject to regular review and audit by tax authorities. Any adverse outcome of such a review or audit could negatively affect our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax assets and liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain at the present time. Although we believe our estimates and judgments are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may have a material effect on our operating results and financial condition.

Changes in tax laws could have a material adverse effect on our business, financial condition and results of operations.

Changes in tax laws could have a material adverse effect on our business, financial condition and results of operations. For example, the Tax Cuts and Jobs Act passed in 2017 contained significant changes to U.S. tax law, including a reduction in the corporate tax rate and a moved towards a new territorial system of taxation. The primary impact of the Tax Act on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. The impact of the Tax Act may be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our business activities, any changes in the U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition and results of operations.

We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and macroeconomic, political or other factors. We may be subject to examination in the future by federal, state and local authorities on income, employment, sales and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition and results of operations. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could adversely affect our financial condition. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. The determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods for which such determination is made.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value-added or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.

The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to platform businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative actions to increase tax revenue, including through indirect taxes. Such taxes could adversely affect our financial condition and results of operations.

We may face various indirect tax audits in various U.S. jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about or challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could harm our business, financial condition and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition will be harmed.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely impact our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

Reclassification of independent contractors as employees could increase our costs and expose us to penalties.

We engage certain tenant service providers as independent contractors. While we believe these individuals are properly classified as independent contractors under applicable laws, there is a risk that federal, state, or local authorities could challenge this classification. If these contractors are deemed to be employees, we could become liable for back taxes, including payroll taxes and unemployment insurance, as well as penalties. We may also be required to reimburse wages and benefits, such as overtime pay, health insurance, or retirement contributions. Additionally, reclassification claims could result in increased legal or administrative costs and potential disruptions to our operations. Changes in applicable laws, enforcement priorities, or interpretations of existing regulations could further increase the likelihood of reclassification, which could adversely affect our business, financial condition, and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain additional executive management and qualified board members.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. We will need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to do so in a timely manner, or our internal control over financial reporting is not determined to be effective, this may adversely affect investor confidence in our company and, as a result, the value of our Common Stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined under the Section 2(a) of the Securities Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, emerging growth companies can delay the adoption of certain new or revised accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period, which may make a comparison of our financial statements with those of other public companies more difficult. We may take advantage of these exemptions for so long as we are an “emerging growth company.” We cannot predict if investors will find our common stock less attractive to the extent that we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

There is currently no market for our common stock and there can be no assurance that any market will ever develop.

Our common stock is not listed on a national securities exchange or any other exchange, or quoted on an over-the-counter market. An active trading market for our common stock may never develop following completion of our initial public offering or, if developed, may not be sustained. The lack of an active trading market may impair the value of your shares and your ability to sell your shares at the time you wish to sell them. An inactive trading market may also impair our ability to raise capital by selling our common stock and entering into strategic partnerships or acquiring other complementary products, technologies or businesses by using our common stock as consideration. In addition, if we fail to satisfy exchange listing standards, we could be delisted, which would have a negative effect on the price of our securities.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our common stock shortly following our initial public offering.

In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.Prior to this offering, there has not been an active trading market for our common stock. We cannot predict

We may issue additional debt and equity securities, which are senior to our common stock as to distributions and in liquidation, which could materially adversely affect the market price of our securities.

In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financing that is secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of commercial paper, medium-term notes, senior notes, subordinated notes or shares. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to our stockholders.

Any additional preferred securities, if issued by our company, may have a preference with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our common stockholders. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing.

Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your securities and diluting your interest in us. In addition, we can change our leverage strategy from time to time without the approval of holders of our common stock, which could materially adversely affect the market share price of our securities.

We do not intend to pay dividends for the foreseeable future.

Since our incorporation, we have not declared or paid any cash dividends on our capital stock. We intend to continue with the same policy, and currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, the terms of our existing corporate debt agreements do, and any future debt agreements may preclude us from paying dividends. As a result, capital appreciation of our common stock, if any, will be the only way for stockholders to realize any future gains on their investment in the foreseeable future.

Our potential future earnings and cash distributions to our stockholders may affect the market price of our securities.

Generally, the market price of our securities may be based, in part, on the market’s perception of our growth potential and our current and potential future cash distributions, whether from operations, sales, acquisitions or refinancings, and on the value of our businesses. For that reason, our securities may trade at prices that are higher or lower than our net asset value per share. Should we retain operating cash flow for investment purposes or working capital reserves instead of distributing the cash flows to our stockholders, the retained funds, while increasing the value of our underlying assets, may materially adversely affect the market price of our securities. Our failure to meet market expectations with respect to earnings and cash distributions and our failure to make such distributions, for any reason whatsoever, could materially adversely affect the market price of our securities.

Were our securities to be considered a penny stock, and therefore become subject to the penny stock rules, U.S. broker-dealers may be discouraged from effecting transactions in our securities.

Our securities may be subject to the penny stock rules under the Exchange Act. The SEC rules define a “penny stock,” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, broker-dealers that derive more than 5% of their customer transaction revenues from transactions in penny stocks are required to deliver a standardized risk disclosure document that provides information about penny stocks, and the nature and level of risks in the penny stock market, to any non-institutional customer to whom the broker-dealer recommends a penny stock transaction. The broker-dealer must also provide the customer with the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing before completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that before a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our securities. These additional penny stock disclosure requirements are burdensome and may reduce all the trading activity in the market for our securities. As long as our securities are subject to the penny stock rules, the holders of our securities may find it more difficult to sell their securities and cause a decline in the market value of our stock.

Our common stock market price and trading volume could decline if equity or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.

The trading market for our common stock will depend in part on the research and reports that equity or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our common stock to decline.

GENERAL RISK FACTORS

We may make decisions based on the best interests of our users to build long-term trust that may result in us forgoing short-term gains.

One of our fundamental values is to build our business by making decisions based on the best interests of our users, which we believe has been essential to our success in building user trust in our platform and increasing our user growth rate and engagement. We believe this best serves the long-term interests of our company and our stockholders. In the past, we have forgone, and we may in the future continue to forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of our platform and our users, even if such decisions adversely affect our results of operations in the short term.

We may not be able to expand into new markets.

While a key part of our business strategy is to engage users in our existing markets, we also intend to expand our operations into new markets. In doing so, we may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets may place us in unfamiliar competitive environments and involve various risks, including competition, government regulation, the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years or at all. Many factors could negatively affect our ability to grow our user base and engagement, including if:

●	we lose users to new market entrants and/or existing competitors;

●	we do not obtain regulatory approvals necessary for expansion into new verticals, geographies or to launch new product features and tools;

●	we fail to effectively use search engines, social media platforms, digital app stores, content-based online advertising, and other online sources for generating traffic to our platform;

●	our platform experiences disruptions or outages;

●	we suffer reputational harm to our brand including from negative publicity, whether accurate or inaccurate;

●	we fail to expand geographically;

●	we fail to offer new and competitive products, provide effective updates to our existing products or keep pace with technological improvements in our industry;

●	technical or other problems frustrate the user experience;

●	we are unable to address user concerns regarding the content, privacy, and security of our digital platform;

●	we are unable to continue to innovate and improve our platform by generating compelling content and tools;

●	existing or new financial services providers use incentives to directly cross-sell their products, reducing borrower benefits of using multiple providers; or

●	we are unable to successfully launch new verticals.

Our inability to overcome these challenges could impair our ability to engage users and could harm our business, operating results, and financial condition.

Damage to our reputation could negatively impact our business, financial condition, and results of operations.

Our reputation and the quality of our brand are critical to our business and success in existing markets and will be critical to our success as we enter new markets. Any incident that erodes consumer loyalty for our brand could significantly reduce its value and damage our business. We may be adversely affected by any negative publicity, regardless of its accuracy. Also, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. The information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate and may disseminate rapidly and broadly, without affording us an opportunity for redress or correction.

The Russian-Ukrainian Conflict may adversely affect our business, financial condition and results.

In February 2022, the Russian Federation and Belarus commenced military action against Ukraine. The specific impact on our financial condition results of operations, and cash flows is not determinable as of the date hereof. However, to the extent that such military action spreads to other countries, intensifies, or otherwise remains active, or that other countries or military alliances become directly involved or increase their involvement in the war, such action could have a material adverse effect on our financial condition, results of operations, and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

During the year ended September 30, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

We do not own any real property. Our office is located at 2001 Addison St, Suite 300, Berkeley, CA 94704. Our mailing address is 29 Orinda Way, Unit 2060, Orinda, California 94563.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows, except as otherwise set forth below. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

As of the date of this Annual Report, we are not the subject of any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is not listed on a national securities exchange, an over-the-counter market or any other exchange. Therefore, there is no trading market, active or otherwise, for our common stock and our common stock may never be included for trading on any stock exchange, automated quotation system or any over-the-counter market. In connection with our contemplated initial public offering, we have applied to have our common stock listed on Nasdaq under the symbol “CLBZ”; however, we cannot assure you that the common stock will become eligible for trading on Nasdaq.

Common Stock and Preferred Stock Outstanding and Holders of Record

As of September 30, 2025, there were 78 stockholders of record holding 5,151,391 shares of our common stock.  The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to our common stock.

As of September 30, 2025, there were 4 stockholders of record holding 200,000 shares of Series B Preferred Stock and 1 stockholder of record holding 5,000 shares of Series X Preferred Stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board deems relevant. Our ability to pay cash dividends is subject to limitations imposed by applicable federal and state law.

Series B Preferred Stock

In the event the Qualified Public Offering is not consummated by December 31, 2025, dividends on such share of Series B preferred stock shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, at the rate of 8% per annum on the sum of the Liquidation Value which is $4.00 per share of Series B preferred stock (as adjusted for any stock splits, stock dividends, recapitalizations, or similar transaction with respect to the Series B preferred stock). All accrued dividends on any share shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a Liquidation of the Series B preferred stock; provided, that to the extent not paid on the last day of March, June, September, and December of each calendar year (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and shall remain accumulated, compounding dividends until paid pursuant hereto or converted pursuant to the terms herein. All accrued and accumulated dividends on the shares shall be prior and in preference to any dividend on any junior securities and shall be fully declared and paid before any dividends are declared and paid, or any other distributions or redemptions are made, on any junior securities, other than to (a) declare or pay any dividend or distribution payable on the common stock in shares of common stock or (b) repurchase common stock held by employees or consultants of the Company upon the termination of their employment or services pursuant to agreements providing for such repurchase.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding compensation plans under which equity securities may be issued is included in Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

In October 2024, the Company issued 5,000 shares of Series X preferred stock to Collab CA’s sole member. In December 2024, pursuant to the Reorganization Agreement, the member of Collab CA exchanged 100% of its membership interests for 4,550,500 shares of the Company’s common stock..

During the year ended September 30, 2025, the Company issued an aggregate of 200,000 shares of Series B preferred stock to accredited investors for a total purchase price of $800,000. Of this amount, $150,000 was collected in October 2025.

In September 2024, the Company issued 540,891 shares to employees and consultants for services performed. The Company determined a fair value per share of $0.26 using a market-based approach whereby management identified public market comparable companies and applied a revenue multiple based on the average observed. Management then applied a discount for lack of marketability and minority interest. The total fair value was $140,632.

In March and April 2025, the Company acquired a 40% interest in various joint ventures through the issue of 60,000 shares for a total consideration of $120,000, representing the fair value of the investment at the acquisition date of $2.00 per share.

Company Purchases of Equity Securities

None

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this annual report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this annual report.

Overview

Collab Z Inc., through its subsidiary, Collab CA LLC, has developed its pioneering Collab Platform, a first-of-its-kind Community-Based Property Management model that is designed to replace traditional property management practice by enabling community involvement and by leveraging modern technology, including artificial intelligence features currently under development. Our approach actively involves tenants and other skilled community members in the management process, handling leasing and daily operations in a way that minimizes conflicts of interest and improves tenant satisfaction. With a four-year lead over new market entrants and the ability to scale instantly without local staffing, Collab Z uniquely positions itself against both traditional property management firms and SaaS-based ProTech competitors.

Our mission is to democratize property management and to foster a more engaged community of tenants, property owners, and professional service providers to maximize asset value and to create a sustainable, decentralized organization that benefit all stakeholders involved.

Our vision is to revolutionize the real estate sector by maximizing community engagement in their living and working spaces for an autonomous and collaborative living experience.

We are committed to innovation, focusing on delivering substantial long-term value to our shareholders and improving the quality of life for our property owners, tenants, Community Pros, or CPs, and professional service providers. As we expand, our Collab Platform will continue to lead the shift towards a more connected and engaged property management ecosystem.

Collab Z’s fiscal year ends September 30th.

Components of Results of Operations

Revenue

The Company earns revenue from the following streams:

Property Management

The Company provides property management services for rental properties that include various elements based on the underlying contractual agreement. The Company earns a fixed percentage of monthly lease income. This revenue is recognized on an ongoing, monthly basis. The Company earns additional fees based on a fixed percentage of property-related expenses such as repairs and maintenance at the time the underlying costs are incurred. The Company, at times, is also eligible to earn commissions on the first month of a new lease agreement. Certain managed properties include a profit share arrangement based on guaranteed rental income whereby the Company shares in the excess rental income over the guaranteed amounts. No losses have been incurred based on these guarantees. The Company recognizes this revenue at the point in time the excess rental income is known. The Company recognizes this revenue monthly, when the profit share information becomes known.

Development and Construction Management

The Company provides services consisting of the oversight of property development and construction projects, including budget monitoring and timeline management. Development fees are recognized on an ongoing monthly basis through the completion of the service period.

Procurement

The Company facilitates procurement of materials and supplies for construction projects, particularly from international sources. Procurement fees are recognized at a point in time upon the completion of the procurement service, which is shipment of the related materials.

Renovation Management

Renovation management services include assisting in the acquisition, renovation, and disposition of properties. Renovation fees are recognized on an ongoing, monthly basis through the completion of the service period, which is based on the time elapsed of the renovation project. The Company also earns renovation service fees, which are recognized over time as the project progresses based on the actual costs incurred of the underlying renovation project. Acquisition and disposition fees are recognized at a point in time after the acquisition of the property.

EB-5 Immigration Investor Services

The Company identifies EB-5 immigration investment projects and assists investors with project identification, assistance and support during the project application process. Fees are recognized at a point in time upon the fulfillment of the EB-5 service obligations, which is when the EB-5 application package has been submitted. Payments are typically billed in two tranches, and any deferred revenue is recognized once performance obligations are met.

Consulting Services

The Company provides other real estate consulting services to both related and third parties that are defined by respective service agreements. Consulting services may include terms whereby there are a set of deliverables required for which revenue will be recognized over time as the deliverables are satisfied. Each contract is assessed for performance obligations. There is generally no right of return or refund related to these services.

Cost of Revenue

Cost of revenue includes operations personnel supporting the Company’s real estate services, specifically those personnel who work directly on property management as well as development, construction, renovation and EB-5 projects. Cost of revenue also includes software costs incurred to maintain the Company’s property management system, as well as amortization of capitalized software costs.

Operating Expenses

Sales And Marketing

Our sales and marketing costs consists primarily of salaries and other related costs for business development personnel and advertising and marketing costs. We expect that our sales and marketing expense will increase significantly on an absolute dollar basis and vary from period-to-period as a percentage of revenue for the foreseeable future as we focus on building out our third-party customer facing organization and expanding our brand.

General and Administrative Expense

Our general and administrative expenses consist primarily of salaries and other related costs for personnel in our executive, finance, corporate development and administrative functions. General and administrative expense also includes professional fees for legal, accounting, information technology, travel, insurance, software costs and expenses related to our operations at our headquarters, including rent.

We expect that our general and administrative expense will increase on an absolute dollar basis and vary from period-to-period as a percentage of revenue for the foreseeable future as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business. We expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services, costs related to compliance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and exchange listing standards, higher director and officer insurance costs, and investor and public relations costs.

Other Income (Expense)

Other income (expense) primarily includes interest expense on the Company’s debt, as well as interest income earned and income (loss) on joint ventures.

Results of Operations

Comparison of Years Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations for the years ended September 30, 2025 and 2024, both in dollars and as a percentage of our net revenues.

	Year Ended September 30,
	2025		2024
	Amount	% of revenues	Amount	% of revenues

Revenue - related parties	$893,628	65%	$1,163,585	63%
Revenue - other	484,521	35%	690,000	37%
Total revenue	1,378,149	100%	1,853,585	100%

Cost of revenue	412,783	30%	219,283	12%
Gross profit	965,366	70%	1,634,302	88%

Operating expenses:
Sales and marketing	77,642	6%	47,874	3%
General and administrative	1,003,035	73%	622,401	34%
Total operating expenses	1,080,677	78%	670,275	36%

Income (loss) from operations	(115,311)	-8%	964,027	52%

Other income (expense):
Interest income	36,685	3%	-	N/A
Interest expense	(22,352)	-2%	(13,607)	-1%
Loss on joint ventures	(8,647)	-1%	-	N/A
Other income	7,430	1%	-	N/A
Total other income (expense)	13,116	1%	(13,607)	-1%

Provision for income taxes	-	0%	-	0%
Net income (loss)	$(102,195)	-7%	$950,420	51%

Revenue

Related party revenue decreased by $269,957 for the year ended September 30, 2025 to $893,628 as compared to $1,163,585 in the prior year. The decrease was due to a decrease in procurement revenue of $188,480, a decrease of renovation management fees of $252,814 and a decrease in property management fees of $31,779 partially offset by an increase in development and construction management fees of $52,463 and an increase in consulting services of $150,653.

Other revenue was $484,521 for the year ended September 30, 2025, consisting of consulting fees performed and property management services to third parties. In 2024, the Company generated revenue of $690,000 for EB-5 services. There was no similar services in 2025.

Cost of Revenue

Cost of revenue was $412,783 for the year ended September 30, 2025 as compared to $219,283 in 2024. The increase was primarily due to a full year of amortization of capitalized software development costs of $53,333 incurred in 2025. Lastly, in 2025 the Company expanded its system maintenance costs, which are included in cost of revenue. The Collab platform was not operational until August 2024, thus the 2024 period does not have amortization or system maintenance costs included in cost of revenue.

Sales and Marketing

Sales and marketing expenses increased by $29,768 for the year ended September 30, 2025 to $77,642 as compared to $47,874 in the prior period. This increase was primarily due to higher personnel costs assisting with business development.

General and Administrative

General and administrative expenses increased by $380,634 for the year ended September 30, 2025 to $1,003,035 as compared to $622,401 in the prior year. This increase was primarily due to higher personnel costs and professional services as we expanded our operations, increased headcount and incurred professional costs in connection with our contemplated initial public offering.

Other Income (Expense)

Other income (expense) was $13,116 and ($13,607) for the years ended September 30, 2025 and 2024, respectively. which primarily consisted of interest expense on the Company’s outstanding line of credit, offset by interest income in 2025 from a note receivable. In 2025, the Company had a loss on joint ventures of $8,647.

Net Income (Loss)

Net loss was $102,195 for the year ended September 30, 2025 as compared to a net income of $950,420 for the prior year. The decrease of $1,052,615 was primarily due to increased operating expenses in 2025 and a decline in revenue from EB-5 services.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, business development and system development. We historically funded our liquidity requirements primarily through cash on hand, cash flows from operations, proceeds from related parties and debt and equity financings.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had $161,506 in cash as of September 30, 2025, and $650,157 in amounts due from related parties. The Company is heavily reliant on related parties as its primary revenue and cash flow sources and has historically generated revenues from sources that may not be recurring.

The Company is in its early-stage and expects to incur significant costs to expand its operations and conduct its business plan, which may result in future losses if it cannot effectively market its products and achieve market acceptance.

Management’s Plans

We believe substantial doubt has been alleviated for a period of at least 12 months from the date the financial statements are issued based on the following:

The net due to and from related parties’ balances at September 30, 2025, which are expected to be fully collected and paid, provide for a net positive effect to cash of approximately $0.6 million. In addition, third party receivables and the note receivable are expected to be paid and create cash inflows of $0.7 million in aggregate. These funds are expected to provide the Company with operating capital sufficient to cover basic operations while the Company makes efforts to increase revenue and maintain cost management to make operations more profitable and sustainable. Lastly, the Company is seeking to raise capital via an equity offering. In the event the Company does not complete an offering, the Company expects to seek additional funding through private equity offering, debt and/or related party financings to provide additional operating capital. The Company may not be able to obtain financing on acceptable terms, or at all.

Cash Flows

Liquidity activity is shown for the year ended September 30, 2025 and 2024. The following is a summary of the Company’s cash flows provided (used in) operating, investing, and financing activities:

	Year Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$71,281	$1,257,920
Net cash provided by (used in) investing activities	1,611,281	(2,619,677)
Net cash provided by (used in) financing activities	(1,626,090)	1,450,878
Net change in cash	$56,472	$89,121

Net Cash Provided by Operating Activities

Cash provided by operating activities was $71,281 for the year ended September 30, 2025 as compared to $1,257,920 for the prior year. Cash provided during the year ended September 30, 2025 was primarily due to cash provided by operating assets and liabilities of $75,496, non-cash charges of $97,980, and partially offset by our net loss of $102,195. Cash provided during the year ended September 30, 2024 was primarily due to our net income of $950,420, non-cash charges of $173,521 and cash provided by operating assets and liabilities of $133,979.

Net Cash Provided by (Used in) Investing Activities

Cash provided by (used in) investing activities was $1,611,281 for the year ended September 30, 2025 as compared to ($2,619,677) for the prior year. Cash provided during the year ended September 30, 2025 was primarily due to the receipt from related parties of $2,173,456, repayment of loan receivable of $954,625, and $53,600 in distributions from joint ventures, partially offset by the issuance of loan receivable of $1,470,000 and a software capitalization of $100,400. Investing activities in 2024 were primarily due to net advances to related parties of $2,459,677, which included $2,259,850 in advances to YRQ Irrevocable Trust for the purpose of providing YRQ’s working capital requirements. The Company also incurred capitalized software development costs of $160,000 in 2024.

Net Cash Provided by (Used in) Financing Activities

Cash provided by (used in) financing activities was $(1,626,090) and $1,450,878 for the years ended September 30, 2025 and 2024, respectively. Cash used in financing activities for the year ended September 30, 2025 included $642,854 in net repayments of a line of credit, $1,288,311 in net repayments to related parties, $344,925 in capitalized deferred offering costs, partially offset by $650,000 in proceeds from issuance of preferred stock. During 2024, the Company received $1,080,800 in net advances from related parties, $2,442,854 in proceeds from the Company’s revolving line of credit, $168,435 in member contributions, partially offset by line of credit repayments of $1,800,000 and member distributions of $441,211.

Debt

Revolving Line of Credit

On March 14, 2024, the Company entered into a revolving line of credit agreement with East West Bank for a principal amount of $2,000,000. The loan was to matured on March 14, 2026, was secured by an assignment of a deposit account held by Collab CA’s former member, YRQ Irrevocable Trust, and was intended exclusively for business operations. The loan had a variable interest rate based on the interest rate of the collateral’s certificate of deposit plus 1.5%. The initial rate was set at 5.905%. The loan required monthly interest payments, and full repayment of principal and accrued interest due at maturity.

During the year ended September 30, 2025, the Company borrowed an aggregate of $1,300,000, which was used to provide a loan to a third party (see Note 4). As of December 31, 2024, the outstanding balance of the line of credit was $1,942,854. On February 4, 2025, the Company paid off the line of credit with the funds from the collection of the Company’s due from related parties and receivables. As a result, the line of credit was closed prior to its contractual maturity date, and no amounts were outstanding or available under the facility as of September 30, 2025.

Future Equity Obligations

In April 2023, the Company entered into a SAFE agreement for proceeds of $25,000 with an investor. The SAFE has a valuation cap of $50,000,000 and a discount of 25%, which will be applied to the valuation of the Company at the time of the triggering event in order to calculate the price per share for the investor.

The SAFE will convert into equity upon the occurrence of a future qualified financing round of at least $10,000,000 or another triggering event, including the event of a merger, acquisition or initial public offering (“IPO”). The SAFE will convert into an amount of shares undeterminable until an offering price four IPO is established. We expect to issue 8,333 shares of common stock to the investor at a 25% discounted price of $3.00 per share assuming a public offering price of $4.00.

As of September 30, 2025 and September 30, 2024, the fair value of the SAFE was $25,000 and $25,000, respectively. See Note 5 for fair value disclosures.

Due to Related Parties

Due to related parties includes cash advances received from various related parties. These advances are unsecured, due on demand and non-interest bearing. As of September 30, 2025 and 2024, the amounts outstanding were $16,605 and $1,304,916 respectively.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting standards in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this annual report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We believe our most critical accounting policies and estimates relate to the following:

Revenue Recognition

The Company recognizes revenue from services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when or as the Company’s performance obligations are satisfied by transferring control of the promised services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps as prescribed by ASC 606:

(i)	identify the contract(s) with a customer;

(ii)	identify the performance obligations in the contract;

(iii)	determine the transaction price;

(iv)	allocate the transaction price to the performance obligations in the contract; and

(v)	recognize revenue when (or as) the entity satisfies performance obligations.

The Company only applies the five-step model to contracts when it is probable that it will collect substantially all the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, the performance obligations in each contract and whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The Company has applied ASC 606 on a portfolio basis. The Company has elected the practical expedients, allowing the recognition of incremental costs of obtaining a contract as an expense when incurred, and not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

Stock-Based Compensation

We record stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employee’s required service period, which is generally the vesting period.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. The Company discloses related party transactions that are outside of normal compensatory agreements, such as salaries. There were no related party transactions during the year other than normal compensatory arrangements, consistent with the prior year. The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Common Stock Valuations

An “established trading market” for the Company’s common stock does not exist. In 2024, the fair value of the shares of common stock was determined based on public company comparables, specifically microcap companies in similar industries including PropTech and technology platform services. The Company then applied a discount factor accounting for the private to public discount and minority interest discount, which was estimated using comparable valuations. In 2025, the Company considered the planned go-public transaction and the estimated price, as well as Series B preferred shares sold near year end, and estimated the accretion of value over the period until estimated IPO to estimate the fair value of common stock.

Following the completion of our contemplated initial public offering, the fair value of our common stock will be based on the closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 to our consolidated financial statements appearing at the end of this annual report.

Off-Balance Sheet Arrangements

The Company has a minimum rental guarantee for certain related party managed properties whereby the Company will pay the difference between the collected rent and the minimum rent guarantee. These guarantees require the Company to ensure a specified minimum gross revenue each month. Should the properties’ gross revenues fall below these thresholds, the Company is required to compensate for the shortfall. The maximum potential amount of future payments under these guarantees is estimated based on historical occupancy rates and market trends to project potential future shortfalls. The minimum rent guarantee thresholds are calculated annually based on the local market occupancy rates and prevailing market rental rates. The minimum rent guarantee terms are stipulated to last for the duration of the property management agreements unless terminated by either party or amended by mutual consent. These agreements can be terminated by either party by providing 30 days’ notice.

As of the issuance date of these consolidated financial statements, the maximum potential rental guarantees were approximately $102,000 per month. Since entering into these terms, the Company has achieved occupancy rates at all properties at or above market rental rates. As such, there have been no shortfall payments incurred by Collab Z to date.

During the periods presented, we did not have, nor do we currently have, any other off-balance sheet arrangements as defined under SEC rules.

Implications of being an Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	being permitted to present only two years of audited financial statements and only two years of related disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report;

●	being permitted to provide less extensive narrative disclosure than other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

●	being permitted to utilize exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved;

●	being permitted to defer complying with certain changes in accounting standards; and

●	being permitted to use test-the-waters communications with qualified institutional buyers and institutional accredited investors.

We have taken advantage of certain reduced reporting requirements in this annual report. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

An emerging growth company can also take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this exemption from new or revised accounting standards during the period in which we remain an emerging growth company; however, we have and may adopt certain new or revised accounting standards early.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our securities pursuant to an effective registration statement under the Securities Act; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules. We expect that we will remain an emerging growth company for the foreseeable future but cannot retain our emerging growth company status indefinitely and will no longer qualify as an emerging growth company on or before the last day of the fiscal year following the fifth anniversary of the date of the first sale of our securities pursuant to an effective registration statement under the Securities Act.

Smaller Reporting Company

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million as of the last trading day of our second quarter and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million as of the last trading day of our second quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last trading day of our second quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For example, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Collab Z Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Collab Z Inc. and subsidiaries (collectively the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbbmckennon

Newport Beach, California
December 22, 2025
We have served as the Company’s auditor since 2024.

COLLAB Z INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2025	2024
ASSETS
Current assets:
Cash	$161,506	$105,034
Accounts receivable - related parties	266,580	349,576
Accounts receivable	86,972	160,000
Due from related parties	383,577	2,557,033
Prepaid expenses and other current assets	13,933	34,264
Subscription receivable	150,000	-
Loan receivable	552,059	-
Total current assets	1,614,627	3,205,907
Deferred offering costs	619,925	-
Investment in joint venture	57,753	-
Intangible assets, net	198,178	151,111
Total assets	$2,490,483	$3,357,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$376,961	$161,136
Deferred revenue	35,000	40,000
Due to related parties	16,605	1,304,916
Total current liabilities	428,566	1,506,052
Line of credit	-	642,854
Future equity obligations	25,000	25,000
Total liabilities	453,566	2,173,906

Commitments and contingencies (Note 11)

Common stock subject to redemption, $0.001 par value, 60,000 and 0 shares issued and outstanding as of September 30, 2025 and 2024, respectively	120,000	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,250,000 designated as Series B; 200,000 and 0 shares issued and outstanding as of September 30, 2025 and 2024, respectively (liquidation value of $800,000)	200	-
Preferred stock, $0.001 par value, 5,000 shares designated as Series X; 5,000 shares issued and outstanding as of both September 30, 2025 and 2024	5	5
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,091,391 shares issued and outstanding as of both September 30, 2025 and 2024	5,092	5,092
Additional paid-in capital	1,144,513	308,713
Retained earnings	767,107	869,302
Total stockholders’ equity	1,916,917	1,183,112
Total liabilities, common stock subject to redemption and stockholders’ equity	$2,490,483	$3,357,018

See accompanying notes to these consolidated financial statements.

COLLAB Z INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 30,
	2025	2024

Revenue - related parties	$893,628	$1,163,585
Revenue	484,521	690,000
Total revenue	1,378,149	1,853,585

Cost of revenue	412,783	219,283
Gross profit	965,366	1,634,302

Operating expenses:
Sales and marketing	77,642	47,874
General and administrative	1,003,035	622,401
Total operating expenses	1,080,677	670,275

Income (loss) from operations	(115,311)	964,027

Other income (expense)
Interest income	36,685	-
Interest expense	(22,352)	(13,607)
Loss on joint ventures	(8,647)	-
Other income	7,430	-
Total other income (expense)	13,116	(13,607)

Provision for income taxes	-	-
Net income (loss)	$(102,195)	$950,420

Weighted average common shares outstanding - basic and diluted	5,120,898	4,571,247
Net income (loss) per common share - basic and diluted	$(0.02)	$0.21

See accompanying notes to these consolidated financial statements.

COLLAB Z INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock									Retained
	Subject to		Preferred Stock		Preferred Stock				Additional	Earnings /	Total
	Redemption		Series B		Series X		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances at September 30, 2023	-	$-	-	$-	5,000	$5	4,550,500	$4,551	$417,398	$(81,118)	$340,836
Shares issued for services	-	-	-	-	-	-	540,891	541	140,091	-	140,632
Contributions	-	-	-	-	-	-	-	-	192,435	-	192,435
Distributions	-	-	-	-	-	-	-	-	(441,211)	-	(441,211)
Net income	-	-	-	-	-	-	-	-	-	950,420	950,420
Balances at September 30, 2024	-	-	-	-	5,000	5	5,091,391	5,092	308,713	869,302	1,183,112
Contributions	-	-	-	-	-	-	-	-	36,000	-	36,000
Shares issued pursuant to investment in joint venture	60,000	120,000	-	-	-	-	-	-	-	-	-
Issuance of preferred stock	-	-	200,000	200	-	-	-	-	799,800	-	800,000
Net loss	-	-	-	-	-	-	-	-	-	(102,195)	(102,195)
Balances at September 30, 2025	60,000	$120,000	200,000	$200	5,000	$5	5,091,391	$5,092	$1,144,513	$767,107	$1,916,917

See accompanying notes to these consolidated financial statements.

COLLAB Z INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$(102,195)	$950,420
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	53,333	8,889
Shares issued for services	-	140,632
Loss on joint ventures	8,647	-
Non-cash equity contributions	36,000	24,000
Changes in operating assets and liabilities:
Accounts receivable - related parties	82,996	282,328
Accounts receivable	73,028	(160,000)
Prepaid expenses	20,331	(34,264)
Interest receivable	(36,684)	-
Accounts payable and accrued expenses	(59,175)	65,915
Deferred revenue	(5,000)	(20,000)
Net cash provided by operating activities	71,281	1,257,920
Cash flows from investing activities:
Due from related parties, net of repayment	2,173,456	(2,459,677)
Capitalized software development	(100,400)	(160,000)
Distributions from joint ventures	53,600	-
Issuance of loan receivable	(1,470,000)	-
Repayments of loan receivable	954,625	-
Net cash provided by (used in) investing activities	1,611,281	(2,619,677)
Cash flows from financing activities:
Due to related parties, net of repayment	(1,288,311)	1,080,800
Proceeds from line of credit	1,300,000	2,442,854
Repayments of line of credit	(1,942,854)	(1,800,000)
Proceeds from issuance of preferred stock	650,000	-
Deferred offering costs	(344,925)	-
Contributions	-	168,435
Distributions	-	(441,211)
Net cash provided by (used in) financing activities	(1,626,090)	1,450,878
Net change in cash	56,472	89,121
Cash at beginning of year	105,034	15,913
Cash at end of year	$161,506	$105,034

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$22,352	$13,624

Supplemental disclosure of non-cash investing and financing activities:
Shares issued pursuant to investment in joint venture	$120,000	$-
Deferred offering costs included in accrued expenses	$275,000	$-
Subscription receivable	$150,000	$-

See accompanying notes to these consolidated financial statements.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

NOTE 1 – NATURE OF OPERATIONS

Collab Z Inc. (the “Company”) was formed on May 11, 2024 in the State of Nevada for the purpose of reorganizing and becoming the holding company for Collab CA LLC (Collab CA”), a California limited liability company.

In December 2024, Collab CA became a direct, wholly owned subsidiary of the Company as a result of the closing of the Reorganization Agreement and Plan of Share Exchange dated December 30, 2024 (the “Reorganization Agreement” or “Reorganization”). Pursuant to the Reorganization Agreement, the sole member of Collab CA exchanged 100% of its member interests for 4,550,500 shares of the Company’s common stock. As a result, the member of Collab CA became a shareholder of the Company and Collab CA became a direct, wholly owned subsidiary of the Company.

The Reorganization is being accounted for as a reorganization of entities under common control by a control group. The accompanying financial statements have been presented to retroactively present the effect of the Reorganization. See Note 3 for further detail.

Collab CA is the main operating subsidiary engaged in various real estate services, including property management, construction and renovation management, as well EB-5 immigration investor services. Collab Z Inc., and its subsidiary, Collab CA, are at the forefront of the PropTech industry. The Company aims to transform property management by integrating community involvement and artificial intelligence to directly connect tenants with management tasks, eliminating intermediaries and enhancing efficiency.

The Company’s headquarters are located in Berkeley, California.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had $161,506 in cash as of September 30, 2025, and $650,157 in amounts due from related parties. The Company is heavily reliant on related parties as its primary revenue and cash flow sources and has historically generated revenues from sources that may not be recurring.

The Company is early-stage, and expects to incur significant costs to expand its operations and conduct its business plan, which may result in future losses if it cannot effectively market its products and achieve market acceptance.

Management’s Plans

We believes substantial doubt has been alleviated for a period of at least 12 months from the date the financial statements are issued based on the following:

The net due to and from related parties’ balances at September 30, 2025, which are expected to be fully collected and paid, provide for a net positive effect to cash of approximately $0.6 million. In addition, third party receivables and the note receivable are expected to be paid and create cash inflows of $0.7 million in aggregate. These funds are expected to provide the Company with operating capital sufficient to cover basic operations while the Company makes efforts to increase revenue and maintain cost management to make operations more profitable and sustainable. Lastly, the Company is seeking to raise capital via an equity offering. In the event the Company does not complete an offering, the Company expects to seek additional funding through private equity offering, debt and/or related party financings to provide additional operating capital. The Company may not be able to obtain financing on acceptable terms, or at all.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial statements included herein comprise the consolidated results of the Company and its subsidiaries and all intercompany transactions have been eliminated.

The consolidated financial statements represent a) the historical operations of Collab CA, which was formed on November 25, 2019, b) the historical operations of Collab Living LLC (“Collab Living”), a Delaware limited liability company formed on May 15, 2023, c) the initial capital structure of Collab Z, which was completed upon the Reorganization (see Note 1), and d) the results of Collab Z, which solely consisted of the issuance of shares (see Note 8).

In accordance with ASC 805-50-15-6, the Company determined that the share exchange was a reorganization of entities under common control. Collab Z and Collab CA maintained common control for the entire period for which the financial statements are presented through the Reorganization. The Company concluded that the entities were under common control via common ownership and common management. Specifically, the founder and former managing member of Collab CA is the founder and former Chairman of the Company and along with the YRQ Trust for which the trustees and beneficiaries are immediate family members, make up a control group that held voting and management control of Collab CA and the Company prior to and after the Reorganization

Therefore, in accordance with ASC 250-10-45 and ASC 805-50-45, the financial statements require retrospective consolidation of the entities for all periods presented. The financial statements for the years ended September 30, 2025 and 2024 are prepared on a consolidated basis which includes Collab CA and Collab Living.

Principles of Consolidation

The Company evaluates its relationships with other entities to identify whether they are variable interest entities (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated. The Company evaluated whether it was the primary beneficiary with its various related party entities it transacts with, and determined it is not the primary beneficiary of any entities.

Collab Living is 50% owned by Collab CA, and it was determined that Collab CA was the primary beneficiary in 2025 and 2024. Per ASC 810-10-50, the Company concluded that Collab CA was the primary beneficiary via its obligation to absorb losses (i.e. non-substantive voting rights) and its power to direct activities that most significantly impact Collab Living’s economic performance. Historically, Collab CA has funded the operations of Collab Living and Collab CA’s management has directed all Living’s activities.

In accordance with ASC 810-10-45-25, Collab Living’s results are consolidated within the Company’s financial statements. The separate assets, liabilities and results of operations of Collab Living are immaterial. Furthermore, the balance of non-controlling interests was nominal as of September 30, 2025 and 2024.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, valuation of common stock and related stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

Cash and Cash Equivalents

The Company considers all highly liquid operating instruments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company’s cash and cash equivalents are held at major financial institutions. There is a concentration of credit risk related to certain account balances in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000 per account. The Company regularly monitors the financial stability of these financial institutions. At times the Company may hold amounts in excess of insured amounts.

Deferred Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of September 30, 2025, the Company has $619,925 in capitalized deferred offering costs.

Investment in Joint Ventures

In March and April 2025, the Company entered into five separate limited liability company agreements (collectively, the “Joint Venture Agreements”) with five unaffiliated entities to form joint venture companies in Nevada, wherein the Company holds a 40% ownership stake in each joint venture company. For four of the five joint venture agreements, the Company issued 10,000 shares of common stock for each joint venture entity, which were valued at $20,000 based on a fair value of $2.00 per share, as part of the capital funding for the joint venture. For the remaining agreement, the Company issued 20,000 shares of common stock for the joint venture entity, which were valued at $40,000 based on a fair value of $2.00 per share, as part of the capital funding for the joint venture. Each joint venture was established to pursue property management and related real estate activities in specific local markets using our community-based property management platform. These entities operate independently and are owned jointly by us and our respective joint venture partners. As of September 30, 2025, all of the five joint venture agreements were in effect.

The Company holds investments in multiple joint ventures, all of which are accounted for under the equity method in accordance with ASC 323, Investments—Equity Method and Joint Ventures. The Company exercises significant influence, but does not have a controlling financial interest, in each of these joint ventures. Accordingly, the investments are initially recorded at cost and subsequently adjusted for the Company’s proportionate share of each joint venture’s net income or loss and other comprehensive income. The carrying amounts of these investments are evaluated for impairment in accordance with ASC 323-10-35 when events or changes in circumstances indicate that a decline in value may have occurred.

The Company evaluated the joint venture agreement under ASC 810 and determined it was not the primary beneficiary. As such, the Company accounted for the investment under ASC 323 as noted above.

As of September 30, 2025, the carrying value of the investment was $57,753, consisting of the $120,000 initial investment, offset by $53,600 in distributions from the joint venture and less $8,647 representing the Company’s proportionate share of the joint venture’s net loss, which was recognized within other income (expense) in the consolidated statements of operations.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of the Company’s assets and liabilities approximate their fair values. See Note 5 for fair value measurement disclosures.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. The Company discloses related party transactions that are outside of normal compensatory agreements, such as salaries. The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Accounts Receivable

The Company has accounts receivable with both related and third-party customers. Accounts receivable is recorded at the invoiced amount or earned fees pursuant to the agreement, are non-interest bearing and are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts. The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified. There was no allowance for uncollectible accounts at September 30, 2025 and 2024.

Capitalized Software Development

The Company capitalizes certain costs related to the development of its property management system pursuant to ASC 350-40. Costs incurred during the development phase are capitalized only when it is deemed probable that the development will result in new or additional functionality. The Company determined that its customization efforts to existing software significantly enhanced functionality, involved substantial development effort and integrated with existing systems. As such, the Company capitalized these costs during the development phase. Costs associated with the preliminary project planning phase and the post-implementation phase are expensed as incurred. The capitalized development costs are amortized on a straight-line basis over the estimated useful life of the asset.

The system, which is expected to be the backbone of the Company’s property management service, was developed between November 2023 and August 2024, at which point it was ready for use. The Company began amortizing the costs over a three-year period starting in August 2024. Furthermore, in 2025 the Company began capitalizing another internally developed application. As of September 30, 2025, the application was not yet placed in service and therefore amortization has not commenced. See Note 6.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairments deemed necessary during the periods presented.

Revenue Recognition

The Company recognizes revenue from services in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when or as the Company’s performance obligations are satisfied by transferring control of the promised services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps as prescribed by ASC 606:

(i)	identify the contract(s) with a customer;

(ii)	identify the performance obligations in the contract;

(iii)	determine the transaction price;

(iv)	allocate the transaction price to the performance obligations in the contract; and

(v)	recognize revenue when (or as) the entity satisfies performance obligations.

The Company only applies the five-step model to contracts when it is probable that it will collect substantially all the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The Company has applied ASC 606 on a portfolio basis. The Company has elected the practical expedients, allowing the recognition of incremental costs of obtaining a contract as an expense when incurred, and not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

The Company generates revenue through the following streams:

Property Management

The Company provides property management services for rental properties that include various elements based on the underlying contractual agreement. The Company earns a fixed percentage of monthly lease income. This revenue is recognized on an ongoing, monthly basis. The Company earns additional fees based on a fixed percentage of property-related expenses such as repairs and maintenance at the time the underlying costs are incurred. The Company, at times, is also eligible to earn commissions on the first month of a new lease agreement. Certain managed properties include a profit share arrangement based on guaranteed rental income whereby the Company shares in the excess rental income over the guaranteed amounts. No losses have been incurred based on these guarantees. The Company recognizes this revenue at the point in time the excess rental income is known. The Company recognizes this revenue monthly, when the profit share information becomes known.

Development and Construction Management

The Company provides services consisting of the oversight of property development and construction projects, including budget monitoring and timeline management. Development fees are recognized on an ongoing monthly basis through the completion of the service period.

Procurement

The Company facilitates procurement of materials and supplies for construction projects as well as provides related services for design of procured goods. Procurement fees related to ordered goods are recognized at a point in time upon the completion of the procurement service, which is shipment of the related materials. Revenue for design services are recognized at point in time when the related services are complete.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

Renovation Management

Renovation management services include assisting in the acquisition, renovation, and disposition of properties. Renovation fees are recognized on an ongoing, monthly basis through the completion of the service period, which is based on the time elapsed of the renovation project. The Company also earns renovation service fees, which are recognized over time as the project progresses based on the actual costs incurred of the underlying renovation project. Acquisition and disposition fees are recognized at a point in time after the acquisition of the property.

EB-5 Immigration Investor Services

The Company identifies EB-5 immigration investment projects and assists investors with project identification, assistance and support during the project application process. Fees are recognized at a point in time upon the fulfillment of the EB-5 service obligations, which is when the EB-5 application package has been submitted. Payments are typically billed in two tranches, and any deferred revenue is recognized once performance obligations are met.

Consulting Services

The Company provides other real estate consulting services to both related and third parties that are defined by respective service agreements. Consulting services may include terms whereby there are a set of deliverables required for which revenue will be recognized over time as the deliverables are satisfied. Each contract is assessed for performance obligations. There is generally no right of return or refund related to these services.

During the year ended September 30, 2025, the Company earned $484,521 in consulting and property management advisory services to third parties, which were recognized over time as the services were performed. During the year ended September 30, 2025, the Company maintained other contracts related to EB5 and project funding consulting whereby services are rendered over a contractual period. Payments under these services are due at the beginning of each month for the upcoming months’ service period.

Each revenue source above is a different type of service being performed, and distinct from the other performance obligations.

Disaggregation of Revenue

A disaggregation of revenue for the years ended September 30, 2025 and 2024 is as follows:

	Year Ended
	September 30,
	2025	2024
Property management	$547,304	$579,083
Development and construction management	146,963	94,500
Procurement	48,708	237,188
Renovation management	-	252,814
Consulting services	150,653	-
Revenue - related parties	893,628	1,163,585
EB-5 immigrant investor services	-	690,000
Consulting services	425,000	-
Property management	59,521	-
Revenue	484,521	690,000
Total revenue	$1,378,149	$1,853,585

Deferred revenue primarily represents customer billings on EB-5 contracts for services not yet rendered or procurement services where shipment of goods has not occurred. EB-5 services generally require several months between the time of agreement with the customer and the completion of performance obligations. As of September 30, 2025, and 2024, the Company has deferred revenue of $35,000 and $40,000, respectively. The Company expects to recognize the deferred revenue as of September 30, 2025 within one year.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

The following table summarizes the deferred revenue balance as of September 30, 2025 and 2024:

	September 30,
	2025	2024
Balance, beginning	$40,000	$60,000
New service contracts	35,000	670,000
Revenue recognized	(40,000)	(690,000)
Balance, ending	$35,000	$40,000

Cost of Revenue

Cost of revenue includes operations personnel supporting the Company’s real estate services, specifically those personnel who work directly on property management as well as development, construction, renovation and EB-5 projects. Cost of revenue also includes software costs incurred to maintain the Company’s property management system, as well as amortization of capitalized software costs.

Sales And Marketing

Sales and marketing include advertising and marketing costs, which are expensed as incurred, as well as business development personnel. Advertising costs were $3,965 and $7,859 for the years ended September 30, 2025 and 2024, respectively.

General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel costs, professional services and information technology.

Concentrations

During the years ended September 30, 2025 and 2024, 65% and 63% of the Company’s revenues were with related party properties under common control and/or management. During the year ended September 30, 2025, two related party properties accounted for an aggregate of 32% of the Company’s total revenues. During the year ended September 30, 2024, one related party property accounted for 21% of the Company’s total revenues.

As of September 30, 2025 and 2024, 75% and 69% of the Company’s accounts receivable were with related party properties under common control and/or management. As of September 30, 2025, one related party properties accounted for 52% of the Company’s total receivables. As of September 30, 2024, four related party properties accounted for 63% of the Company’s total receivables, and EB-5 customers accounted for 31% of total receivables.

To date the Company has been highly dependent on related party customers as its primary source of revenue and cash flows from operations. The Company may be negatively affected by the loss of one of these customers, or a change in the related party relationship.

Future Equity Obligations

The Company has issued Simple Agreements for Future Equity (“SAFEs”) in exchange for cash financing. These amounts are classified as future equity obligations, which are long-term liabilities on the consolidated balance sheets. The Company has accounted for its SAFE investments as liability derivatives for which the Company will record changes to fair value through earnings.

Common Stock Subject to Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control are classified as temporary equity. At all other times, common shares classified as stockholders’ equity. The shares of common stock issued pursuant to the Joint Venture Agreements (see above and Note 8) feature certain redemption rights subject to the occurrence of uncertain future events, including the Company’s contemplated future public offering, and therefore are classified within temporary or mezzanine equity.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The Company measures all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. For awards with service-based vesting conditions, the Company records the expense for using the straight-line method. For awards with performance-based vesting conditions, the Company records the expense if and when the Company concludes that it is probable that the performance condition will be achieved.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s costs are classified.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

Subscription Receivable

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records a subscription receivable as an asset on a balance sheet. When subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under FASB ASC 505-10-45-2, the subscription is reclassified as a contra account to stockholders’ equity on the balance sheet.

Net Income (Loss) per Share

Net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As of September 30, 2025 and 2024, there were an indeterminable number of shares that were potentially dilutive based on the Company’s outstanding future equity obligations for which conversion is contingent on a future event (see Note 7). As of September 30, 2025, potentially dilutive securities included Series B Preferred Stock (see Note 8) and options outstanding which were considered anti-dilutive (see Note 9).

Segment Reporting

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. ASC 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

The key measures of segment profit or loss reviewed by our CODM are consolidated net income or loss. These metrics are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

Recently Issued and Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosure of significant expenses that are regularly reported to the chief operating decision maker and the nature of segment expense information used to manage operations. The new guidance is effective for all public companies for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2025 with no significant effect on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying unaudited condensed financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Income Taxes

Prior to the reorganization as described in Note 1, the Company’ historical operations were contained within a limited liability company. Accordingly, under the Internal Revenue Code, all taxable income or loss flowed through to its members. Therefore, no provision for income tax had been recorded in the accompanying financial statements for the years ended September 30, 2024. Income from the Company was reported and taxed to the members on their individual tax returns.

Upon reorganization to a corporation, the Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is unlikely that the deferred tax assets will not be realized. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of comprehensive income. As of September 30, 2025, the Company had no unrecognized tax benefits and accordingly, the Company did not recognize any interest or penalties during 2024 or 2025 related to unrecognized tax benefits.

The Company is in its first full year of operations as a corporation and, accordingly, has not yet filed any U.S. federal or state income tax returns. All income tax returns to be filed will be subject to examination by the relevant taxing authorities.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

NOTE 4 – LOAN RECEIVABLE

In November 2024, the Company loaned $170,000 to a third party. The loan is unsecured, payable on demand and bears interest at a rate of 6.5% per annum commencing December 24, 2024.

In December 2024, the Company loaned an additional $1,300,000 to the same third party. The loan is unsecured, due on February 20, 2025, and bore interest at a rate of 8% per annum commencing January 4, 2025. In January 2025, the parties amended the agreement for the loan to be payable on demand and an interest rate of 6.5% per annum.

During the year ended September 30, 2025, the Company recognized interest income of $36,685 on the respective loans, which is included in loan receivable in the accompanying statement of operations.

During the year ended September 30, 2025, the Company received repayments totaling $954,625. As of September 30, 2025 and 2024, the outstanding loan receivable balance was $552,059 and $0, respectively.

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measurements as of September 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Future equity obligations	$-	$-	$25,000	$25,000
	$-	$-	$25,000	$25,000

	Fair Value Measurements as of September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Future equity obligations	$-	$-	$25,000	$25,000
	$-	$-	$25,000	$25,000

The Company measures the simple agreements for future equity at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the future equity obligations uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the simple agreements for future equity related to updated assumptions and estimates are recognized within the statements of operations.

The simple agreements for future equity may change significantly as additional data is obtained, impacting the Company’s assumptions regarding probabilities of outcomes used to estimate the fair value of the liability. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

The Company utilized a probability-weighted average approach based on the estimated market value of the underlying securities and the potential settlement outcomes of the simple agreements for future equity, including a liquidity event or future equity financing as well as other settlement alternatives. Both the market value of the underlying securities and the probability of the settlement outcomes include unobservable Level 3 inputs.

As of September 30, 2025 and 2024, the Company assumed an 50% probability of a liquidity event as the primary ultimate settlement outcome of the future equity obligations. Based on the Company’s estimates regarding the probability of the triggering events and the Company’s valuation, management determined the fair value of the SAFEs were representative of the face value as of September 30, 2025 and 2024.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

The following table presents changes in future equity obligations for the years ended September 30, 2025 and 2024:

Future equity
obligations
Outstanding as of September 30, 2023	$25,000
Change in fair value	-
Outstanding as of September 30, 2024	25,000
Change in fair value	-
Outstanding as of September 30, 2025	$25,000

NOTE 6 – INTANGIBLE ASSETS, NET

As of September 30, 2025 and 2024, intangible assets, net consisted of:

	September 30,
	2025	2024
Software development - property management system	$160,000	$160,000
Internally developed application	100,400	-
Less: Accumulated amortization	(62,222)	(8,889)
Intangible assets, net	$198,178	$151,111

Amortization expense for the years ended September 30, 2025 and 2024, was $53,333 and $8,889, respectively, which is included in costs of revenues in the consolidated statements of operations.

As of September 30, 2025, the internally developed application was not yet placed in service and therefore amortization has not commenced.

Future amortization expense for software placed in service is as follows:

Year ending September 30,
2026	$53,333
2027	44,445
$97,778

NOTE 7 – DEBT

Revolving Line of Credit

On March 14, 2024, the Company entered into a revolving line of credit agreement with East West Bank for a principal amount of up to $2,000,000. The loan matured on March 14, 2026, was secured by an assignment of a deposit account held by Collab CA’s former member, YRQ Irrevocable Trust, and was intended exclusively for business operations. The loan had a variable interest rate based on the interest rate of the collateral’s certificate of deposit plus 1.5%. The initial rate was set at 5.905%. The loan required monthly interest payments, and full repayment of principal and accrued interest due at maturity.

During the year ended September 30, 2025, the Company borrowed an aggregate of $1,300,000, which was used to provide a loan to a third party (see Note 4). On February 4, 2025, the Company paid off the line of credit with the funds from the collection of the Company’s due from related parties and receivables. As a result, the line of credit was closed prior to its contractual maturity date, and no amounts were outstanding or available under the facility as of September 30, 2025.

Future Equity Obligations

In April 2023, the Company entered into a SAFE agreement for proceeds of $25,000. The SAFE has a valuation cap of $50,000,000 and a discount of 25%, which will be applied to the valuation of the Company at the time of the triggering event in order to calculate the price per share for the investor.

The SAFE will convert into equity upon the occurrence of a future qualified financing round of at least $10,000,000 or another triggering event, including the event of a merger, acquisition or initial public offering (“IPO”).

As of September 30, 2025 and 2024, the fair value of SAFEs was $25,000 and $25,000, respectively. See Note 5 for fair value disclosures.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

NOTE 8 – STOCKHOLDERS’ EQUITY

The total number of shares of stock which the Company is authorized to issue is 200,000,000 shares, consisting of 190,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. Of the 10,000,000 authorized shares of preferred stock, 5,000 shares were designated as Series X preferred stock and 1,250,000 shares were designated as Series B preferred stock.

In October 2024, the Company issued 5,000 shares of Series X preferred stock to Collab CA’s sole member. In December 2024, pursuant to the Reorganization Agreement, the member of Collab CA exchanged 100% of its membership interests for 4,550,500 shares of the Company’s common stock. Both the issuance of Series X preferred stock and the issuance of common shares pursuant to the share exchange were conducted with YRQ Irrevocable Trust (“YRQ”), Collab CA’s sole member. These series of transactions are considered together as part of the Reorganization.

Series B Preferred Stock

Pursuant to a Series B Certificate of Designation filed with the Secretary of State of Nevada on June 5, 2025, the Company is authorized to issue up to 1,250,000 shares of Series B preferred stock with a stated and liquidation value of $4.00 per share.

During the year ended September 30, 2025, the Company issued an aggregate of 200,000 shares of Series B preferred stock to accredited investors for a total purchase price of $800,000. Of this amount, $150,000 was collected in October 2025. Accordingly, the $150,000 was recorded as a subscription receivable and presented as a current asset on the balance sheet as of September 30, 2025.

The Series B preferred stock has the following rights and preferences:

Automatic Conversion

Pursuant to the Series B Certificate of Designation, in connection with, and on the closing of a Qualified Public Offering, Qualified Financing or Qualified Disposition, all of the outstanding shares of Series B preferred stock shall automatically convert along with the aggregate accrued or accumulated and unpaid dividends thereon into an aggregate number of shares of common stock as is determined by dividing the stated value per share along with the aggregate accrued or accumulated and unpaid dividends on the outstanding shares of Series B preferred stock by the Conversion Price, which is 70% of the qualified public offering price, qualified financing offering price or qualified disposition price.

Pursuant to the Series B Certificate of Designation, in connection with, and on the closing of a Qualified Public Offering (public offering resulting in listing on a national exchange), Qualified Financing (equity financing greater than $3,000,000) or Qualified Disposition, all of the outstanding shares of Series B preferred stock shall automatically convert along with the aggregate accrued or accumulated and unpaid dividends thereon into an aggregate number of shares of common stock as is determined by dividing the stated value per share along with the aggregate accrued or accumulated and unpaid dividends on the outstanding shares of Series B preferred stock by the Conversion Price.

Accrual and Payment of Dividends

In the event the Qualified Public Offering is not consummated by December 31, 2025, dividends on such share of Series B preferred stock shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, at the rate of 8% per annum on the sum of the Liquidation Value which is $4.00 per share of Series B preferred stock (as adjusted for any stock splits, stock dividends, recapitalizations, or similar transaction with respect to the Series B preferred stock). All accrued dividends on any share shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a Liquidation of the Series B preferred stock; provided, that to the extent not paid on the last day of March, June, September, and December of each calendar year (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and shall remain accumulated, compounding dividends until paid pursuant hereto or converted pursuant to the terms herein. All accrued and accumulated dividends on the shares shall be prior and in preference to any dividend on any junior securities and shall be fully declared and paid before any dividends are declared and paid, or any other distributions or redemptions are made, on any junior securities, other than to (a) declare or pay any dividend or distribution payable on the common stock in shares of common stock or (b) repurchase common stock held by employees or consultants of the Company upon the termination of their employment or services pursuant to agreements providing for such repurchase.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (a “Liquidation”), the holders of shares of Series B preferred stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of junior securities by reason of their ownership thereof, an amount in cash equal to the aggregate Liquidation Value of all shares held by such holder, plus all unpaid accrued and accumulated dividends on all such shares (whether or not declared).

In addition to and after payment in full of all preferential amounts required to be paid to the holders of Series B preferred stock upon a Liquidation, the holders of shares of Series B preferred stock then outstanding shall be entitled to participate with the holders of shares of junior securities then outstanding, pro rata as a single class based on the number of outstanding shares of Junior Securities on an as-converted basis held by each holder as of immediately prior to the Liquidation, in the distribution of all the remaining assets and funds of the Company available for distribution to its stockholders.

If upon any Liquidation the remaining assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of the shares of Series B preferred stock the full preferential amount to which they are entitled, (i) the holders of the shares shall share ratably in any distribution of the remaining assets and funds of the Company in proportion to the respective full preferential amounts which would otherwise be payable in respect of the Series B preferred stock in the aggregate upon such Liquidation if all amounts payable on or with respect to such shares were paid in full, and (ii) the Company shall not make or agree to make any payments to the holders of Junior Securities.

Voting

The Series B preferred stock are not entitled to any votes with respect to any and all matters presented to the stockholders of the Company for their action or consideration (whether at a meeting of stockholders of the Company, by written action of stockholders in lieu of a meeting or otherwise), except as provided by law.

Reissuance of Series B preferred stock

Any shares of Series B preferred stock converted or otherwise acquired by the Company shall be cancelled and retired as authorized and issued shares of capital stock of the Company and no such shares shall thereafter be reissued, sold, or transferred.

Protective Provisions

No provision of the Series B Certificate of Designation may be amended, modified, or waived except by an instrument in writing executed by the Company and the holders of not less than two-thirds of the then total outstanding shares of Series B preferred stock (a “Supermajority Interest”) and any such written amendment, modification, or waiver will be binding upon the Company and each holder of Series B preferred stock; provided, that no such action shall change or waive (a) the definition of Liquidation Value, or (b) the rate at which or the manner in which dividends on the Series B preferred stock accrue or accumulate or the times at which such dividends become payable without the prior written consent of each holder of outstanding shares of Series B preferred stock; provided, further, that no amendment, modification, or waiver of the terms or relative priorities of the Series B preferred stock may be accomplished by the merger, consolidation, or other transaction of the Company with another Company or entity unless the Company has obtained the prior written consent of the all of the holders of the Series B preferred stock.

Redemption

The Series B designation allow for the shares to be redeemed solely at the discretion of the Company if an IPO has not commenced as of December 31, 2025 and provides for a window of repurchase. There are no circumstances in which the holder can force redemption.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

Series X Preferred Stock

Each share of Series X preferred stock is entitled to 1,000 votes. The holders of shares of Series X preferred stock are entitled to vote on all matters on which the Company’s common stock shall be entitled to vote.

The holders of the Series X preferred stock are not entitled to dividends.

The holders of the Series X preferred stock shall not be entitled to any liquidation preference and the shares are not subject to redemption. Upon the event of liquidation, dissolution or winding up of the Company, voluntary or involuntary, the holders of Series X preferred stock would be entitled to receive the initial stated value of the Company’s preferred stock.

The holders of the shares of Series X preferred stock shall not have any rights to convert such shares into, or exchange such shares for, shares of any other series or class of capital stock of the Company.

Common Stock

Each share of common stock entitles its holder to one vote per share on all matters to be voted or consented upon by the stockholders. Holders of our common stock are not entitled to cumulative voting rights with respect to the election of directors.

Holders of common stock are entitled to receive ratably such dividends or other distributions, if any, as may be declared by the Board out of funds legally available.

In the event of the liquidation, dissolution or winding up of our business, the holders of common stock are entitled to share ratably in the assets available for distribution after the payment of all of debts and other liabilities, subject to the prior rights of the holders of the Company’s preferred stock.

Collab CA Equity Transactions

During the year ended September 30, 2025, the Company’s related party made contributions of $36,000, all consisting of non-cash in-kind services. During the year ended September 30, 2024, the Company’s sole member made contributions of $192,435, including cash contributions of $168,435 and in-kind services of $24,000.

During the year ended September 30, 2024, the Company had $441,211 in distributions, all consisting of cash.

The additions and contributions of Collab CA have been reflected in additional-paid in capital.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

Collab Z Equity Transactions

In September 2024, the Company issued 540,891 shares to employees and consultants for services performed. The Company determined a fair value per share of $0.26 using a market-based approach whereby management identified public market comparable companies and applied a revenue multiple based on the average observed. Management then applied a discount for lack of marketability and minority interest. The total fair value was $140,632, of which $120,287 was included in general and administrative expenses and $20,345 was included in cost of revenue in the consolidated statements of operations.

In March and April 2025, the Company acquired a 40% interest in various joint ventures through the issue of 60,000 shares for a total consideration of $120,000, representing the fair value of the investment at the acquisition date of $2.00 per share using a market participation exit approach under ASC 820 whereby management considered factors such as the expected timing and offering price of the anticipated IPO, and the underlying price of other equity transactions.

In the event that the Company fails to consummate an initial public offering of its securities (the “Collab IPO”) on or prior to December 31, 2026 (the “Collab IPO Deadline”):

(a)	The joint venture partner shall have the option to:

(i)	Surrender all securities of the Company purchased pursuant to an equity sale; and

(ii)	Receive in exchange for such surrendered securities Collab’s member interests.

(iii)	The Company shall pay the joint venture partner an amount equal to the total capital contributions made by the joint venture partner as of the option exercise date minus the total distributions received by the joint venture partner as of the option exercise date.

(b)	The Company shall have the option to:

(i)	Surrender all its member’s interests; and

(ii)	Receive in exchange for such surrendered interests the securities of its member purchased pursuant to an equity sale.

(iii)	The Company shall pay the joint venture partner an amount equal to the total capital contributions made by the joint venture partner as of the option exercise date minus the total distributions received by the joint venture partner as of the option exercise date.

(c)	In the event that both the joint venture and the Company elect to exercise their respective options concurrently, the Company’s right to exercise shall take precedence.

The shares issued pursuant to the Joint Venture Agreement were determined to contain certain redemption rights and subject to the occurrence of uncertain future events (the Collab IPO) pursuant to ASC 480, and therefore the value of $120,000 was included within temporary equity on the consolidated balance sheet.

The assumptions in estimating the fair value of common stock include the identification of comparable companies, and appropriate discounts based on the facts and circumstances. These estimates are highly subjective. Management will be required to estimate fair value, until such point in time that the Company had observable transactions or its shares are become quoted on an exchange.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

NOTE 9 – STOCK-BASED COMPENSATION

Collab Z Inc. 2025 Equity Incentive Plan

The 2025 Equity Incentive Plan (the “2025 Plan”) permits the grant of awards, which provides for the grant of shares of stock options to employees, non-employee directors, and non-employee consultants. The number of shares authorized by the 2025 Plan was 763,708 shares as of September 30, 2025. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term of ten years. The amounts granted each calendar year to an employee or non-employee is limited depending on the type of award. As of September 30, 2025, there were 175,734 shares available for grant under the 2025 Plan. Stock options granted under the 2025 Plan typically vest over a four-year period, with a one-year cliff as well as via specified milestones.

A summary of information related to stock options for the year ended September 30, 2025 ais as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of September 30, 2024	-	$-	$-
Granted	587,975	2.08
Exercised	-	-
Forfeited	-	-
Outstanding as of September 30, 2025	587,975	$2.08	$1,127,211

Exercisable as of September 30, 2025	-	$-	$-
Exercisable and expected to vest at of September 30, 2025	-	$-	$-

As of September 30, 2025, the weighted average duration to expiration of outstanding options was 9.48 years.

No stock-based compensation expense for stock options was recognized for the year ended September 30, 2025 and 2024, respectively, due to the granted options containing vesting conditions that are contingent upon an IPO. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $660,013 as of September 30, 2025, which will be recognized over a weighted average period of 2.11 years if the contingent vesting condition is met.

The stock options were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	Year Ended
	September 30,
	2025	2024
Risk-free interest rate	4.09% - 4.18%	n/a
Expected term (in years)	5.50-6.08	n/a
Expected volatility	53.1%	n/a
Expected dividend yield	0%	n/a

The weighted average grant date fair value of options granted during year ended September 30, 2025 was $1.12.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

NOTE 10 – RELATED PARTY TRANSACTIONS

Revenue and Accounts Receivable

During the years ended September 30, 2025 and 2024, the Company earned revenues of $893,628 and $1,163,585, respectively, from related parties. As of September 30, 2025 and 2024, the Company had accounts receivable of $266,580 and $349,576, respectively, with related parties.

These related parties are primarily properties for which the Company provides various real estate services, including property management, construction and development management, and renovation services. To date, the Company has also provided or received certain advances from these properties outside the normal revenue generating services, as noted below.

Due From / To Related Parties

Due from related parties includes a) cash advances made and b) expenses and other costs paid for on behalf of related parties. Due to related parties includes cash advances received from various related parties. The Company enters into these transactions based on the current working capital needs of the Company and these related entities. These advances are unsecured, due on demand and non-interest bearing.

The following is a summary of due from / to related parties:

	September 30,
	2025	2024
Due from related parties
Customer properties with common control and management*	$5,267	$139,416
Entities with common control and management*	378,310	157,767
YRQ Irrevocable Trust	-	2,259,850
Due from related parties	$383,577	$2,557,033

Due to related parties
Customer properties with common control and management*	$4,605	$1,174,916
Family member of former Chairman	12,000	130,000
Due to related parties	$16,605	$1,304,916

*	The Company or its subsidiaries have no ownership in the customer properties or related party entities as per the amounts above. To date, Collab CA has shared common control and management with these entities.

YRQ Irrevocable Trust

During the year ended September 30, 2025, the Company advanced $64,970 to YRQ Irrevocable Trust (“YRQ”) in order to provide working capital, and YRQ repaid $2,324,820 to the Company. During the year ended September 30, 2024, the Company advanced an aggregate of $2,259,850 to YRQ Irrevocable Trust (“YRQ”) in order to provide working capital. These advances were unsecured, due on demand and non-interest bearing.

As of September 30, 2025, YRQ has paid the advance all in full and there was no balance outstanding.

In 2024, YRQ, as part of a control group that maintained control over Collab CA, became the sole member of Collab CA on August 21, 2024. Upon the Reorganization, YRQ received 4,550,500 shares of the Company’s common stock and 5,000 shares of the Company’s Series X preferred stock.

During the year ended September 30, 2025, Collab CA’s former member provided certain advisory services for the Company for a fair value of $36,000. The amounts were recognized as non-cash member contributions.

During the year ended September 30, 2024, Collab CA’s former member provided certain advisory services for the Company for a fair value of $24,000. The amounts were recognized as non-cash member contributions.

COLLAB Z INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

NOTE 11 – INCOME TAXES

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to net operating loss carryforwards. As of September 30, 2025, the Company had net deferred tax assets before valuation allowance of $16,910. The following table presents the deferred tax assets and liabilities by source:

September 30,
2025
Deferred tax assets:
Net operating loss carryforwards	$16,910
Valuation allowance	(16,910)
Net deferred tax assets	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due to taxable losses for the year ended September 30, 2025. Therefore, a valuation allowance of $16,910 was recorded as of September 30, 2025. Valuation allowance increased by $16,910 during the years ended September 30, 2025. Deferred tax assets were calculated using the Company’s combined effective tax rate, which it estimated to be 28.0%. The effective rate is reduced to 0% due to the full valuation allowance on its net deferred tax assets.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. At September 30, 2025, the Company had net operating loss carryforwards available to offset future taxable income in the amounts of $60,427.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company may in the future become subject to federal, state and local income taxation though it has not been since its inception, other than minimum state tax. The Company is not presently subject to any income tax audit in any taxing jurisdiction.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Minimum Rental Guarantee

The Company has a minimum rental guarantee for certain related party managed properties whereby the Company will pay the difference between the collected rent and the minimum rent guarantee. These guarantees require the Company to ensure a specified minimum gross revenue each month. Should the properties’ gross revenues fall below these thresholds, the Company is required to compensate for the shortfall. The maximum potential amount of future payments under these guarantees is estimated based on historical occupancy rates and market trends to project potential future shortfalls. The minimum rent guarantee thresholds are calculated annually based on the local market occupancy rates and prevailing market rental rates. The minimum rent guarantee terms are stipulated to last for the duration of the property management agreements unless terminated by either party or amended by mutual agreement. These agreements can be terminated by either party by providing 30 days’ notice.

As of the issuance date of these consolidated financial statements, the maximum potential rental guarantees were approximately $102,000 per month. Since entering into these terms, no shortfall payments have been incurred.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

NOTE 13 – SUBSEQUENT EVENTS

In October 2025, the Company received $150,000 pursuant to its subscription receivable (see Note 8).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to our management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this Annual Report at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, under the supervision of our Audit Committee. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2025, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that we maintained ineffective internal control over financial reporting as of September 30, 2025.

Limitations on the Effectiveness of Controls

Management of the Company, including its Chief Executive Officer and its Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by the collusion of two or more persons. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Auditor’s Report on Internal Control Over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K. None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers of our Company are appointed by our Board and hold office until their death, resignation or removal from office. All directors of our Company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.

The following table sets forth information regarding our executive officers, directors, and director nominees:

Name	Age	Position
William J. Caragol	58	Chairman of the Board
Qiaojun Lai	32	Chief Executive Officer and Director
Jin Kuang	54	Chief Financial Officer
Matthew Gordon	52	Director Nominee (1)
David Kivitz	42	Independent Director Nominee (1)
Zhe Zhang	46	Independent Director Nominee (1)

(1)	To be appointed to our board of directors effective automatically upon pricing of our contemplated initial public offering.

Executive Officers and Directors

William J. Caragol is the Chairman of the Board of the Company since May 2025. Mr. Caragol has over thirty years of experience working with growth stage companies. In 2018, he founded and is the Managing Director of Quidem LLC, a corporate strategic and financial advisory firm. Mr. Caragol has served as the Chief Financial Officer and Chief Operating Officer of Iron Horse I since December 2023. Since July 2021 he has been the Chief Financial Officer of Mainz Biomed N.V. (NASDAQ: MYNZ), a molecular genetics diagnostic company specializing in the early detection of cancer. Since July 2021, Mr. Caragol has served on the Board of Directors of Worksport Ltd. (NASDAQ: WKSP), a growth stage technology company, and sits on the Audit Committee, Compensation Committee and the Corporate Governance Committee. Since July 2023, Mr. Caragol has served on the Board of Directors of DeFi Development Corp. (NASDAQ: DFDV), a real-estate software firm and Solana-focused treasury company, and sits on the Audit Committee, Compensation Committee and the Corporate Governance Committee. From 2021 to 2023, Mr. Caragol served on the Board of Directors and was Chairman of the Audit Committee of Greenbox POS (NASDAQ: GBOX) a financial technology company leveraging proprietary blockchain security to build customized payment solutions. Mr. Caragol earned a B.S. in business administration and accounting from Washington & Lee University and is a member of the American Institute of Certified Public Accountants.

Qiaojun Lai joined Collab CA LLC as Director of Acquisitions in February 2023 and was appointed CEO of Collab Z Inc. in August 2024. She has over 8 years of experience in real estate accounting and portfolio management in Canada and the U.S. Prior to joining Collab CA LLC, she worked on $2 billion real estate asset operation at Hungerford Properties (from December 2017 to June 2020 and again from March 2021 to July 2021) and Bosa Properties (from September 2020 to March 2021). Qiaojun Lai obtained a bachelor’s degree in Accounting from the University of British Columbia (UBC) and a Master of Science degree in Real Estate Development from Massachusetts Institute of Technology (MIT). Additionally, she previously held a CPA designation in Canada.

Jin Kuang joined Collab CA LLC as CFO in January 2023 and was appointed CFO of Collab Z inc. in August 2024. She has over 15 years of extensive professional expertise in various financial domains gained across the USA and Canada, including IFRS, US GAAP, financial reporting, financial planning, merger and acquisition, financial analysis and tax. She has also spent over a decade in progressively responsible financial leadership roles within publicly traded companies. Between July 2012 and December 2022, Ms. Kuang has served as the CFO at OOOOO Entertainment Commerce Limited which is a public company listed on the Toronto Security Venture Exchange (“TSXV”) and OTCQB. During the same time, she also served as a part-time CFO for Gourmet Ocean Products Inc. which is also listed on TSXV. Over the years, Jin has served as CFO for multiple publicly listed companies, in addition to her years of auditing experience with KPMG LLP Chartered Accounts. Jin holds a BA in Accounting and an MBA from the University of Northeastern China, along with a US-Certified Public Accountant and CGA designation.

Director Nominees

Matthew Gordon is a director nominee. Mr. Gordon is the Chief Executive Officer and founder of E3iG, a private equity and public policy consulting firm, which he founded in 2013. His career spans business operations, finance, and law.

As a legal professional, Mr. Gordon has advised some of the largest financial services firms in the world, including Goldman Sachs. Mr. Gordon is a recognized expert in the legal and structural aspects of investment-based immigration, particularly the EB-5 visa program. He is the editor of The EB-5 Book, the leading legal treatise on the EB-5 program, and is a frequent author and lecturer on related topics. His policy work includes engagements with Harvard University’s Kennedy School of Government and the White House. In February 2016, he testified before the House Judiciary Committee as a policy expert on EB-5 matters.

Over the last decade, Mr. Gordon has assisted both companies with both traditional venture and EB-5 project related companies. His work has helped these companies secure tens of millions of financing for their development efforts in a variety of sectors including sports and recreation, health and wellness, and both residential and commercial real estate.

Mr. Gordon is a licensed attorney in New York. He began his legal career practicing mergers and acquisitions law at premier Wall Street firms, including Fried Frank and Sullivan & Cromwell. He later led the U.S. division of a Swiss multinational corporation before transitioning into investment banking and finance.

He holds a B.S. in Policy Analysis from Cornell University and a J.D., cum laude, from the University of Pennsylvania School of Law.

Independent Directors Nominees

David Kivitz is an independent director nominee. Mr. Kivitz has over twenty years of professional experience working with growth-stage companies. In 2018, he founded and serves as the CEO and Board Director at XS Financial, a company specializing in financing large-ticket equipment. From 2019 to 2024, the company was publicly listed on the Canadian Securities Exchange and the OTC markets in the U.S. In 2024, XS Financial was acquired and taken private by Axar Capital and Mavik Capital, with Mr. Kivitz continuing in his role as CEO. Before founding XS Financial, Mr. Kivitz was Managing Partner at Alta Verde Group (“AVG”), which he co-founded in 2009 to acquire distressed real estate assets impacted by the Global Financial Crisis and housing market downturn. AVG successfully acquired and restructured a portfolio of 300 finished lots across four master-planned housing communities in Southern California. The company fully developed its land portfolio between 2013 and 2018. Before AVG, Mr. Kivitz worked as an Investment Analyst at Hamilton Lane Advisors and began his career as a Real Estate Investment Analyst in the Structured Finance Group at CapitalSource. Mr. Kivitz earned a B.B.A. from George Washington University and is a member of the Young Presidents Organization (YPO) Philadelphia chapter. Mr. Kivitz currently serves on the Board of Directors at Healing Realty Trust, a private REIT that owns and operates medical outpatient buildings.

Zhe Zhang is a director nominee. Mr. Zhang has more than eighteen years investment experience in financial industry. He is the co-founder and board member of Edgewater Investments since 2014. Mr. Zhang’s investments include SpaceX, Palantir, Virgin Hyperloop One, Hyperloop Transportation Technologies (HTT), Wrightspeed, Virtuosys/VEEA, Eyenovia, BioCancell, QuecTel, Fair, IMX (Intelligent Medicine Exchange), TechWin Technology, Ronbow Brand Inc, Atura Technologies and etc. Mr. Zhang has served on the Board of Directors of Hyperloop Transportation Technologies since August 2016, a disruptive transportation technology company providing fifth generation transportation systems globally. In 2022, he also joined the audit committee of HyperloopTT. In April 2020, Mr. Zhang served on the Board of Directors and sits on the Compensation committee of Ronbow Brands Inc, a fast growing high-end customized European design kitchen cabinets company. Prior to Edgewater Investments, Mr. Zhang worked at Franklin Templeton Investments and Millennium Capital. Mr. Zhang earned MPA with government finance concentration from University of Southern California in 2005 and a B.S. degree from Azusa Pacific University in 2003.

Family Relationships

There are no family relationships among any of our officers, directors, or director nominees.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors, director nominees or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Governance Structure

The Board’s Role in Risk Oversight

Our board of directors oversees that the assets of our Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our Company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risks. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. Once the board establishes committees, it is anticipated that much of the work will be delegated to such committees, which will meet regularly and report back to the full board. It is anticipated that the audit committee will oversee risks related to our financial statements, the financial reporting process, accounting and legal matters, that the compensation committee will evaluate the risks and rewards associated with our compensation philosophy and programs, and that the nominating and corporate governance committee will evaluate the risk associated with management decisions and strategic direction.

Independent Directors

Our common stock is not currently quoted or listed on Nasdaq or any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and, therefore, the Company is not subject to any director independence requirements as of date of this annual report, Nevertheless, our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director and director nominee. Based upon information requested from and provided by each director and director nominee concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of William J. Caragol, David Kivitz and Zhe Zhang do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these director and director nominees is “independent” as that term is defined under the applicable rules and regulations of the Securities and Exchange Commission, or SEC, and the listing requirements and rules of Nasdaq. In making this determination, our board of directors considered the current and prior relationships that each non-employee director nominee has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director nominee.

Committees of the Board of Directors

Prior to the contemplated listing of our common stock on the Nasdaq Capital Market, our board intends to establish an audit committee, compensation committee, and a nominating and corporate governance committee, each with a charter to be approved by the board. Upon completion of our initial public offering, we intend to make each committee’s charter available on our website at https://living.collabhome.io/. Until such committees are established, our entire board of directors will undertake the functions that would otherwise be undertaken by the committees. In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to them by our board of directors.

Audit Committee

We expect that David Kivitz, Zhe Zhang and William J. Caragol, each of whom will satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and the Nasdaq listing standards, will serve on our audit committee, with David Kivitz serving as the chairman. We expect that David Kivitz will qualify as an “audit committee financial expert.” The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our Company. The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of our audit committee include:

●	helping our board of directors oversees our corporate accounting and financial reporting processes,

●	reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures,

●	assisting with the design and implementation of our risk assessment functions,

●	managing the selection, engagement, qualifications, independence, and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements,

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results,

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters,

●	reviewing related person transactions,

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law, and

●	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Our audit committee will operate under a written charter, to be effective upon the closing of our initial public offering, which satisfies the applicable listing standards of Nasdaq.

Compensation Committee

We expect that David Kivitz, Zhe Zhang and William J. Caragol, each of whom will satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and the Nasdaq listing standards, will serve on our compensation committee, with Zhe Zhang serving as the chairman. The members of the compensation committee will also be “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee will assist the board in reviewing and approving the compensation structure, including all forms of compensation relating to our directors and executive officers.

The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans, and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of our compensation committee include:

●	reviewing and recommending to our board of directors the compensation of our chief executive officer and other executive officers,

●	reviewing and recommending to our board of directors the compensation of our directors,

●	administering our equity incentive plans and other benefit programs,

●	reviewing, adopting, amending, and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections, and any other compensatory arrangements for our executive officers and other senior management,

●	reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy, and

●	reviewing and evaluating with the chief executive officer the succession plans for our executive officers.

Our compensation committee will operate under a written charter, to be effective upon the closing of our initial public offering, which satisfies the applicable listing standards of the Nasdaq.

Nominating and Corporate Governance Committee

We expect that David Kivitz, Zhe Zhang and William J. Caragol, each of whom will satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and the Nasdaq listing standards, will serve on our nominating and corporate governance committee, with William J. Caragol serving as the chairman. The nominating and corporate governance committee will assist the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

Specific responsibilities of our nominating and corporate governance committee include:

●	identifying and evaluating candidates, including the nomination of incumbent directors for re-election and nominees recommended by stockholders, to serve on our board of directors,

●	considering and making recommendations to our board of directors regarding the composition and chairmanship of the committees of our board of directors,

●	reviewing with our chief executive officer the plans for succession to the offices of our executive officers and making recommendations to our board of directors concerning the selection of appropriate individuals to succeed in these positions,

●	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters, and

●	overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors.

Our nominating and corporate governance committee will operate under a written charter, to be effective upon the closing of our initial public offering, which satisfies the applicable listing standards of the Nasdaq.

Code of Ethics

In connection with the contemplated listing of our common stock on the Nasdaq Capital Market, we will adopt a code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations, and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

Insider Trading Policy

As of the date hereof, we have not adopted a formal insider trading policy. In connection with the listing of our common stock on the Nasdaq Capital Market , our board of directors intends to adopt an insider trading policy which will require insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information, and (ii) clear all trades of company securities with a compliance officer prior to execution.

We will be required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Director Compensation

Director Agreements

On July 22,2025, the Company entered into a director agreement (the “Director Agreement”) with David Kivitz, Matthew Gordon and Zhe Zhang. Pursuant to the Director Agreement, each director will be appointed as a member of the Board of Directors of the Company commencing at the at the pricing of our initial public offering (the “Effective Date”) until the next annual meeting of the Company’s stockholders or until his earlier resignation, removal or death.

In consideration for serving as a member of the Company’s Board of Directors, each director shall be paid a cash fee of $12,000 per quarter per fiscal quarter with the chairmen of the Audit Committee and Compensation Committee, to receive an additional $8,000 and $3,000, respectively, each fiscal quarter.

On the Effective Date, the Company will issue David Kivitz a non-qualified stock option to purchase 25,000 shares of common stock at the offering price per share, which shall vest upon the first anniversary of vest upon the one year anniversary of the Company’s IPO and commencement of trading on the Nasdaq Capital Markets. In addition, for services as audit committee chair, the Company will grant David Kivitz a non-qualified stock option under the 2025 Plan to purchase 15,000 shares of common stock at an exercise price per share of common stock at the offering price per share.

On the Effective Date, the Company will issue Matthew Gordon a non-qualified stock option to purchase 25,000 shares of common stock at the offering price per share, which shall vest upon the first anniversary of the Company’s IPO and commencement of trading on the Nasdaq Capital Markets.

On the Effective Date, the Company will issue Zhe Zhang a non-qualified stock option to purchase 25,000 shares of common stock at the offering price per share, which shall vest upon the first anniversary of the date of grant. In addition, for services as compensation committee chair, the Company will grant David Kivitz a non-qualified stock option under the 2025 Plan to purchase 5,000 shares of common stock at an exercise price per share of common stock at the offering price per share.

The Company has also agreed to reimburse the directors for reasonable business-related expenses approved by the Company in advance, such approval not to be unreasonably withheld.

A director’s Director Agreement will automatically terminate upon the death of the director or upon his resignation or removal from, or failure to win election or reelection to, the Board. In the event of expiration or termination of a director’s Director Agreement, the director has agreed to return or destroy any materials transferred to the director under the Agreement except as may be necessary to fulfill any outstanding obligations hereunder.

In connection with each Director Agreement, each director has agreed to enter into a Proprietary Information Agreement (the “Proprietary Information Agreement”) pursuant to which the director shall maintain in trust and confidence and not disclose to any third party or use for any unauthorized purpose any proprietary information received from the Company and only in connection with providing services as a member of the Company’s Board of Directors. However, a director’s disclosure of proprietary information shall not be precluded if such disclosure is (i) in response to a valid order, including a subpoena, of a court or other governmental body of the United States or any political subdivision thereof; provided, however, that to the extent reasonably feasible, the director shall first have given the Company notice of the director’s receipt of such order and the Company shall have had an opportunity to obtain a protective order requiring that the Proprietary Information so disclosed be used only for the purpose for which the order was issued; (ii) otherwise required by law; or (iii) otherwise necessary to establish rights or enforce obligations under the Proprietary Information Agreement, but only to the extent that any such disclosure is necessary.

The Proprietary Information Agreement shall continue in full force and effect during the term of the Director Agreement. The Proprietary Information Agreement may be terminated at any time thereafter upon thirty (30) days written notice to the other party. The director’s confidentiality obligations under the Proprietary Information Agreement with respect to proprietary information disclosed prior to the effective date of such termination shall survive 18 months after the termination of the agreement; provided, however, the director’s obligations under the Proprietary Information Agreement for proprietary information constituting “trade secrets” survive the termination of the Proprietary Information Agreement indefinitely.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our named executive officers (as defined under Item 402(m) of Regulation S-K) during the last two fiscal years.

Summary Compensation Table:

						Non-Equity	Non-Qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)[1]	($)

Qiaojun Lai	2025	$112,500	-	-	-	-	-	-	$112,500
Chief Executive Officer and Director	2024	$80,000	-	19,500	-	-	-	-	$99,500

Jin Kuang	2025	$52,828	-	-	-	-	-	-	$52,828
Chief Financial Officer	2024	$52,000	-	8,450	-	-	-	-	$60,450

Employee Benefits and Perquisites

Our executive officers are entitled to reimbursement for all expenses reasonably incurred in connection with the performance of their duties as executive officers of the Company.

Retirement Plans

We do not offer retirement plans to our executive officers.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including our executive officers. Our board of directors or an authorized committee thereof is responsible for approving equity grants.

Outstanding Equity Awards at Fiscal Year-End

No executive officer named above had any unexercised options, stock that has not vested or equity incentive plan awards outstanding as of September 30, 2025.

Equity Compensation Plan Information

In March 2025, the board of directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan permits the grant of awards, which provides for the grant of shares of stock options to employees, non-employee directors, and non-employee consultants. The number of shares authorized by the 2025 Plan was 763,708 shares as of September 30, 2025. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term of ten years. The amounts granted each calendar year to an employee or non-employee is limited depending on the type of award. As of September 30, 2025, there were 175,734 shares available for grant under the 2025 Plan. Stock options granted under the 2025 Plan typically vest over a four-year period, with a one-year cliff as well as via specified milestones

The purpose of 2025 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The administrator of the 2025 Plan may, in its sole discretion, amend, alter, suspend, or terminate the 2025 Plan , or any part thereof, at any time and for any reason. The Company will obtain stockholder approval of any 2025 Plan amendment to the extent necessary and desirable to comply with legal and regulatory requirements relating to the administration of equity-based awards.

Director Compensation

In fiscal 2025, we did not provide compensation to our directors for their service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 19, 2025, regarding the beneficial ownership of our common stock by (i) those persons who are known to us to be the beneficial owner(s) of more than 5% of our common stock, (ii) each of our directors, director nominees and named executive officers, and (iii) all of our directors, director nominees and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table below possess the sole voting and dispositive power in regard to such shares and have an address of c/o Collab Z Inc., 2001 Addison St, Suite 300, Berkeley, CA 94704. As of December 19, 2025, there were 5,151,391 shares of our common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants, notes or other conversion privileges currently exercisable or convertible, or exercisable within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, note, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.

	Common Stock		Series X Preferred Stock
Name of Beneficial Owner Officers and Directors	No. of Shares	% of Class(1)	No. of Shares	% of Class
William J. Caragol, Chairman	-	-	-	-
Qiaojun Lai, Chief Executive Officer	75,000	1.46%	-	-
Jin Kuang, Chief Financial Officer	32,500	* %	-	-

All executive officers and directors as a group (3 individuals)

5% or more shareholders
YRQ Irrevocable Trust(2)	2,712,500	52.66%	5,000	100%
JEAH Irrevocable Trust(3)	500,000	9.71%	-	-
Fleco Int’l Corp(4)	387,500	7.52%	-	-

*	Less than 1%

(1)	For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of 5,151,391, the number of shares of common stock outstanding.

(2)	Edrick Wang and Albert Wang, the children the Qian Wang, our former Chairman, are the beneficiaries of YRQ Irrevocable Trust. Yuan Wang and Ruqin Shan, the parents of Qian Wang, have the voting and dispositive control over the shares held by YRQ Irrevocable Trust. The principal address of YRQ Irrevocable is 10 Winding Lane, Orinda, CA 94563.

(3)	Edrick Wang, Albert Wang and Haoran Wang are the beneficiaries of JEAH Irrevocable Trust and have the voting and dispositive control over the shares held by JEAH Irrevocable Trust. The principal address of JEAH Irrevocable Trust is 1466 Wright Ave., Sunnyvale, CA 94087.

(4)	Frank Min-Fu Hung is the director of Fleco Int’l Corp and has the voting and dispositive control over the shares held by Fleco Int’l Corp. The principal address of Fleco Int’l Corp is 17 Longwood Rd, Sands Point, NY 11050.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of transactions since the beginning of our 2024 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received in arm’s-length transactions.

Qian Wang, the founder and former Chairman of the Company, is a trustee of his family trust, SDZ-US-1 2020 Irrevocable Trust (the “SDZ-US-1 2020 Trust”). SDZ-US-1 2020 Trust held a 100% ownership interest in YSMC LLC. During this period, SDZ-US-1 2020 Trust, through YSMC LLC, indirectly owned 100% of 1742 Spruce, 2340 Hilgard, 2712 Derby, 3110 College, 2521 Regent, and owns 10% of 33Mine and 36.62% of 2425 Durant. The SDZ-US-1 2020 Trust also directly owned 100% of 19–21 Buttonwood.

On January 1, 2025, the SDZ-US-1 2020 Trust sold an 85% membership interest in YSMC to an unrelated third party, reducing its membership interest in YSMC to 15%. On the same date, January 1, 2025, the SDZ-US-1 2020 Trust also sold an 85% membership interest in 19–21 Buttonwood to an unrelated third party, retaining a 15% interest.

Qian Wang is a trustee of two other family trusts: the SDZ-1-2022 Trust and the SDZ-2-2022 Trust, which together own a 90% interest in 33 Mine (45% each).

YRQ Trust, as part of the Controlling Group, owns 100% of 150 Panoramic Way.

1742 Spruce, 2340 Hilgard, 2712 Derby, 3110 College, 2521 Regent, 2425 Durant, 19–21 Buttonwood 33 Mine, and 150 Panoramic Way are collectively called (the “Properties”).

Collab CA is the property manager and provides property management services to all the Properties listed above and displayed below.

YRQ Trust, as part of the Controlling Group, has a 100% membership interest in 1207 Cedar and 1606 Stannage, where the Company acts as the project manager and provides renovation management services.

The SDZ-2-2022 Trust, through 1773 Oxford Street JV LLC, indirectly owns 65% of 1773 Oxford Street LLC. Collab CA serves as the project manager and provides development management services to this entity.

The following is a summary of all related parties to the Company, including the material terms and interests of the related party transactions:

Name	Parent	Basis of Control and Percentage of Voting Securities Held	Business Relationship with Collab Z and Collab CA	Material Terms and Interests
1207 Cedar Street LLC	YRQ Trust	100%	1. Acquisition 2. Renovation	1. Acquisition fee: 3.5% of the purchase price; 2. Renovation service fee: 8% of renovation cost; 3. Design and permitting management fee: $6000/month + actual design and permitting costs.

1606 Stannage Avenue	YRQ Trust	100%	1. Acquisition 2. Renovation	1. Acquisition fee: 3.5% of the purchase price; 2. Renovation service fee: 8% of renovation cost; 3. Design and permitting management fee: $6000/month + actual design and permitting costs.

1773 Oxford Street LLC	1773 Oxford JV LLC, which is 65% owned by SDZ-2-2022 Trust Irrevocable Trust	98.248%
			1. Procurement from China, including windows, cabinets, plumbing features, etc.	$2500/month + procurement service fees (open amount)
			2. Construction Management	By invoices
			3. Development Management	$5,500/month from 1/1/2024-end of the construction period for 4/30/2025
			4. Pre-leasing Management	$15,000/month from 1/1/2025-5/31/2025

1742 Spruce Street LLC	YSMC LLC, which was 100% owned by SDZ-US-1_2020 Irrevocable Trust. On January 1, 2025, SDZ-US-1_2020 Irrevocable Trust sold 85% its member interest in YSMC LLC to an arm-length third party and the Trust’s member interest in YSMC decreased to 15%	100%	1. Property Management; 2. Renovation Management; 3. Acquisition; 4. Disposition

1)  8% of the total monthly gross receipts;

2)  A fee equal to the actual cost of Repair and Maintenance as incurred by the Property Manager, plus a 20% markup;

3)  5.5 % of the costs of such renovation upon completion of such renovations.

4)  2% of the contractual purchase price of the relevant property acquired.

5)  2% of total sales price when the Asset is sold, paid within five (5) days after the sale is closed.

2340 Hilgard Avenue LLC	YSMC LLC	100%

1)  8% of the total monthly gross receipts;

2)  A fee equal to the actual cost of Repair and Maintenance as incurred by the Property Manager, plus a 20% markup;

3)  5.5 % of the costs of such renovation upon completion of such renovations.

4)  2% of the contractual purchase price of the relevant property acquired.

5)  2% of total sales price when the Asset is sold, paid within five (5) days after the sale is closed.

Name	Parent	Basis of Control and Percentage of Voting Securities Held	Business Relationship with Collab Z and Collab CA	Material Terms and Interests
2712 Derby Street LLC	YSMC LLC	100%

1)  8% of the total monthly gross receipts;

2)  A fee equal to the actual cost of Repair and Maintenance as incurred by the Property Manager, plus a 20% markup;

3)  5.5 % of the costs of such renovation upon completion of such renovations

4)  a fee of 50% on any gross receipts exceeding the Minimum Rent amount.

5)  2% of the contractual purchase price of the relevant property acquired.

6)  2% of total sales price when the Asset is sold, paid within five (5) days after the sale is closed.

3110 College Street LLC	YSMC LLC	100%

1)  8% of the total monthly gross receipts;

2)  A fee equal to the actual cost of Repair and Maintenance as incurred by the Property Manager, plus a 20% markup;

3)  5.5 % of the costs of such renovation upon completion of such renovations

4)  a fee of 50% on any gross receipts exceeding the Minimum Rent amount.

5)  2% of the contractual purchase price of the relevant property acquired.

6)  2% of total sales price when the Asset is sold, paid within five (5) days after the sale is closed.

2521 Regent Street LLC	YSMC LLC	100%

1)  8% of the total monthly gross receipts;

2)  A fee equal to the actual cost of Repair and Maintenance as incurred by the Property Manager, plus a 20% markup;

3)  5.5 % of the costs of such renovation upon completion of such renovations

4)  a fee of 50% on any gross receipts exceeding the Minimum Rent amount.

5)  2% of the contractual purchase price of the relevant property acquired.

6)  2% of total sales price when the Asset is sold, paid within five (5) days after the sale is closed.

Name	Parent	Basis of Control and Percentage of Voting Securities Held	Business Relationship with Collab Z and Collab CA	Material Terms and Interests
2425 Durant Avenue LLC	YSMC LLC Part A Part B	36.62% 31.69% 31.69%

1)  8% of the total monthly gross receipts;

2)  A fee equal to the actual cost of Repair and Maintenance as incurred by the Property Manager, plus a 20% markup;

3)  5.5 % of the costs of such renovation upon completion of such renovations.

4)  2% of the contractual purchase price of the relevant property acquired.

5)  2% of total sales price when the Asset is sold, paid within five (5) days after the sale is closed.

				(6) $6,000/month pre-development fees from 1/1/2024 upon full completion of the entitlement process for this property.

19-21 Buttonwood Street LLC	On January 1, 2025, SDZ-US-1_2020 Irrevocable Trust sold 85% its member interest in 19-21 Buttonwood Street LLC to an arm-length third party and the Trust’s member interest decreased to 15%	15%

1)  8% of the total monthly gross receipts;

2)  A fee equal to the actual cost of Repair and Maintenance as incurred by the Property Manager, plus a 30% markup;

3)  8 % of the costs of such renovation upon completion of such renovations.

4)  2% of the contractual purchase price of the relevant property acquired.

5)  2% of total sales price when the Asset is sold, paid within five (5) days after the sale is closed.

33 Mine Street LLC	YSMC LLC The SDZ-1-2022 Trust The SDZ-2-2022 Trust	10% 45% 45%

1)  8% of the total monthly gross receipts;

2)  A fee equal to the actual cost of Repair and Maintenance as incurred by the Property Manager, plus a 30% markup;

3)  8 % of the costs of such renovation upon completion of such renovations.

4)  2% of the contractual purchase price of the relevant property acquired.

5)  2% of total sales price when the Asset is sold, paid within five (5) days after the sale is closed.

150 Panoramic Way LLC	YRQ Trust	100%

1)  8% of the total monthly gross receipts;

2)  A fee equal to the actual cost of Repair and Maintenance as incurred by the Property Manager, plus a 30% markup;

3)  8 % of the costs of such renovation upon completion of such renovations.

4)  2% of the contractual purchase price of the relevant property acquired.

5)  2% of total sales price when the Asset is sold, paid within five (5) days after the sale is closed.

Name	Parent	Basis of Control and Percentage of Voting Securities Held	Business Relationship with Collab Z and Collab CA	Material Terms and Interests
YRQ Trust	Trustee Yuan Wang, Qian’s father	100% owner of preferred shares X of Collab Z and sole member of Collab CA

SDZ-US-1_2020 Irrevocable Trust	Trustee - Qian Wang and Qin Wang	Former Chairman and Founder of Collab Z and Collab CA

SDZ-2-2022 Trust Irrevocable Trust	Trustee - Qian Wang and Qin Wang	Former Chairman and Founder of Collab Z and Collab CA

SDZ-1-2022 Trust Irrevocable Trust	Trustee - Qian Wang and Qin Wang	Former Chairman and Founder of Collab Z and Collab CA

The following is a summary of related party transactions as of and for the years ended September 30, 2025 and 2024:

Revenue and Accounts Receivable

During the years ended September 30, 2025 and 2024, the Company earned revenues of $893,628 and $1,163,585, respectively, from related parties. As of September 30, 2025 and 2024, the Company had accounts receivable of $266,580 and $349,576, respectively, with related parties. The following is a summary of revenue by each related party:

	Year Ended
	September 30,
	2025	2024
1773 Oxford St	$196,942	$331,688
2521 Regent St	117,739	183,295
3110 College Ave	92,711	134,669
1207 Cedar St	-	103,455
150 Panoramic Way	18,520	67,338
1606 Stannage Ave	51,450	90,212
1742 Spruce St	43,267	41,706
19-21 Buttonwood St	21,628	20,782
2340 Hilgard Ave	22,507	23,995
2425 Durant Ave	241,832	42,356
2712 Derby St	49,416	93,776
33 Mine St	15,910	-
Other	21,706	30,313
Revenue - related parties	$893,628	$1,163,585

The following is a summary of accounts receivable by each related party:

	September 30,
	2025	2024
3110 College Ave	$8,309	$117,881
2521 Regent St	9,968	99,256
2712 Derby St	2,419	55,800
1773 Oxford St	-	16,000
19-21 Buttonwood St	3,604	1,685
150 Panoramic Way	1,114	50,062
1742 Spruce Street LLC	4,083	-
2340 Hilgard Avenue LLC	2,236	-
2425 Durant Avenue LLC	182,133	-
33 Mine Street LLC	1,264	-
1606 Stannage Ave LLC	51,450
Other	-	8,892
Accounts receivable - related parties	$266,580	$349,576

These related parties are properties for which the Company provides various real estate services, including property management, construction and development management, and renovation services. To date, the Company has also provided or received certain advances from these properties outside the normal revenue generating services, as noted below.

Due From/To Related Parties

Due from related parties includes a) cash advances made and b) expenses and other costs paid for on behalf of related parties. Due to related parties includes cash advances received from various related parties. The Company enters into these transactions based on the current working capital needs of the Company and these related entities. These advances are unsecured, due on demand and non-interest bearing.

The following is a summary of due from / to related parties:

	September 30,
	2025	2024
1207 Cedar St	$400	$75,925
1606 Stannage Ave	1,945	63,491
150 Panoramic	208	-
1742 Spruce	410	-
1773 Oxford	122	-
2421 Durant	1,431	-
2521 Regent Street LLC	410	-
2712 Derby	50	-
3110 College	291	-
Customer properties with common control and management*	5,267	139,416

Collab USA	218,669	78,367
YSMD, LLC	119,173	79,400
CollabHome CA LLC	10,786	-
Joint Ventures	29,682
Entities with common control and management*	378,310	157,767

YRQ Irrevocable Trust	-	2,259,850
Due from related parties	$383,577	$2,557,033

1773 Oxford Street LLC	3,597	1,027,694
1742 Spruce St	-	80,610
2340 Hilgard Ave	-	66,612
3110 College	1,008	-
Customer properties with common control and management*	4,605	1,174,916
Qin Wang - family member of former Chairman	12,000	130,000
Due to related parties	$16,605	$1,304,916

*	The Company or its subsidiaries have no ownership in the customer properties or related party entities as per the amounts above. To date, Collab CA has shared common control and management with these entities through the Controlling Group.

YRQ Irrevocable Trust

During the year ended September 30, 2024, the Company advanced an aggregate of $2,259,850 to YRQ Trust in order to provide working capital. These advances are unsecured, due on demand and non-interest bearing.

During 2023 and 2024, YRQ Trust, as part of the Controlling Gorup, held common control and management with Collab CA, and became the sole member of Collab CA on August 21, 2024. Upon the Reorganization, YRQ Trust received 4,550,500 shares of the Company’s common stock and 5,000 shares of the Company’s Series X preferred stock.

As of September 30, 2025, YRQ Trust was fully repaid its advances to the Company.

Other

During the years ended September 30, 2025 and 2024, Collab CA’s former member provided certain advisory services for the Company for a fair value of $36,000 and $24,000, respectively. The amounts were recognized as non-cash member contributions.

Share Assignment

On January 2, 2025, YRQ Irrevocable Trust assigned 1,838,000 of its shares of common stock (the “Assigned Shares”) that it had received in the Share Exchange to family irrevocable trusts, friends and family members of the beneficiaries of YRQ Irrevocable Trust (the “Assignment”). Following the Assignment, YRQ Irrevocable Trust owns 2,712,500 shares of common stock and 5,000 shares of Series X Preferred Stock. The Assigned Shares are held directly by the recipients and are no longer considered beneficially owned by YRQ Irrevocable Trust.

Policies and Procedures for Transactions with Related Persons

Our board of directors adopted a related person transaction policy setting forth the policies and procedures for the identification, review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and a related person were or will be participants and the amount involved exceeds $120,000 or 1% of the average of our total assets as of the end of our last two completed fiscal years, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness and guarantees of indebtedness. In reviewing and approving any such transactions, our audit committee will consider all relevant facts and circumstances as appropriate, such as the purpose of the transaction, the availability of other sources of comparable products or services, and whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, management’s recommendation with respect to the proposed related person transaction and the extent of the related person’s interest in the transaction.

All of the transactions described in this section were entered into prior to the adoption of this policy.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	September 30,
	2025	2024
Audit fees	131,494	$87,435
Audit-Related Fees	-	-
Tax Fees	-	-
All other fees	-	-
Total	$131,494	$87,435

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Exhibits

Exhibit No.	Description
2.1	Form of Reorganization Agreement and Plan of Share Exchange by and among the Registrant, Collab CA LLC and its shareholders (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, as amended (File No. 333-288817), filed with the SEC on October 20, 2025)
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-288817), filed with the SEC on October 20, 2025)
3.3	Series X Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1, as amended (File No. 333-288817), filed with the SEC on October 20, 2025)
3.4	Series B Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, as amended (File No. 333-288817), filed with the SEC on October 20, 2025)
10.1	Form of Securities Purchase Agreement for September 2024 Private Placement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.2	Form of Cancellation and Release Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.3	Form of Securities Purchase Agreement for January 2025 Private Placement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.4	Form of Stock Assignment Agreement for January 2025 Private Placement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.5	SAFE Agreement between Khyati Mody Company and Collab CA LLC dated April 25, 2023 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.6	Form of Property Management Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.7	Form of Limited Liability Company Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.8	Advisory Agreement between Blake Elliot Inc. and Collab (USA) Capital LLC dated May 6, 2024. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.9	Consulting Agreement by and between Zhaoju (“Kelly”) Shen and Collab CA LLC dated October 23, 2024 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.10	Director Agreement, dated May 1, 2025, between the Company and William Caragol (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.11†	2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.12	Form of Securities Purchase Agreement for Series B Preferred Stock Private Placement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.13	Director Agreement, dated July 22, 2025, between the Company and David Kivitz (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)

10.14	Director Agreement, dated July 22, 2025, between the Company and Matthew Gordon (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.15	Director Agreement, dated July 22, 2025, between the Company and Zhe Zhang (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
19.1	Insider Trading Policy
21.1	List of Subsidiaries of the Registrant.
24.1	Power of Attorney (included on the signature page of this annual report)
31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
99.2	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
99.3	Compensation Committee Charter(incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
99.4	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

†	Management compensatory agreement.

(b) Financial Statement Schedules.

All financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or in the notes thereto.

ITEM 16. FORM 10–K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orinda, on December 22, 2025.

COLLAB Z INC.

By:	/s/ Qiaojun Lai
Qiaojun Lai
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Qiaojun Lai, as such person’s true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (o this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Name	Position	Date

/s/ Qiaojun Lai	Chief Executive Officer	December 22, 2025
Qiaojun Lai	(Principal Executive Officer)

/s/ Jin Kuang	Chief Financial Officer	December 22, 2025
Jin Kuang	(Principal Financial and Accounting Officer)

/s/ William J. Caragol	Chairman	December 22, 2025
William J. Caragol