Form 10-Q
period 2025-12-31
Collab Z Inc.
filed 2026-02-13
CIK 2050338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to______________

Commission File Number: 001-42546

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $0.

As of February 13, 2026, there were 5,151,391 shares of the Company’s common stock issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COLLAB Z INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

(Unaudited)

	December 31,	September 30,
	2025	2025
ASSETS
Current assets:
Cash	$250,904	$161,506
Accounts receivable - related parties	468,359	266,580
Accounts receivable	186,619	86,972
Due from related parties	424,388	383,577
Prepaid expenses and other current assets	14,262	13,933
Subscription receivable	-	150,000
Loan receivable	310,414	552,059
Total current assets	1,654,946	1,614,627
Deferred offering costs	673,264	619,925
Investment in joint venture	59,991	57,753
Intangible assets, net	254,237	198,178
Total assets	$2,642,438	$2,490,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$413,872	$376,961
Deferred revenue	35,000	35,000
Due to related parties	26,937	16,605
Dividend payable	25,479	-
Total current liabilities	501,288	428,566
Future equity obligations	25,000	25,000
Total liabilities	526,288	453,566

Commitments and contingencies (Note 11)

Common stock subject to possible redemption, $0.001 par value, 60,000 shares issued and outstanding as of both December 31, 2025 and September 30, 2025, respectively	120,000	120,000

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,250,000 designated as Series B; 200,000 shares issued and outstanding as of both December 31, 2025 and September 30, 2025	200	200
Preferred stock, $0.001 par value, 5,000 shares designated as Series X; 5,000 shares issued and outstanding as of both December 31, 2025 and September 30, 2025	5	5
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,091,391 shares issued and outstanding as of both December 31, 2025 and September 30, 2025	5,092	5,092
Additional paid-in capital	1,154,513	1,144,513
Retained earnings	836,340	767,107
Total stockholders’ equity	1,996,150	1,916,917
Total liabilities, common stock subject to possible redemption and stockholders’ equity	$2,642,438	$2,490,483

See accompanying notes to these unaudited condensed financial statements.

COLLAB Z INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

	For the three months ended
	December 31,
	2025	2024

Revenue - related parties	$383,596	$229,867
Revenue	99,647	200,000
Total revenue	483,243	429,867

Cost of revenue	77,367	82,810
Gross profit	405,876	347,057

Operating expenses:
Sales and marketing	59,920	4,526
General and administrative	261,837	221,791
Total operating expenses	321,757	226,317

Income from operations	84,119	120,740

Other income (expense)
Interest income	8,355	-
Interest expense	-	(8,710)
Income on joint ventures	2,238	-
Other income	-	1,305
Total other income (expense)	10,593	(7,405)

Provision for income taxes	-	-
Net income	$94,712	$113,335

Weighted average common shares outstanding
Basic	5,120,898	4,707,581
Diluted	5,120,898	4,707,581
Net income per common share
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

See accompanying notes to these unaudited condensed financial statements.

COLLAB Z INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

	Common Stock Subject		Preferred Stock		Preferred Stock				Additional		Total
	to Possible Redemption		Series B		Series X		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at September 30, 2024	-	$-	-	$-	5,000	$5	5,091,391	$5,092	$308,713	$869,302	$1,183,112
Contributions	-	-	-	-	-	-	-	-	10,000	-	10,000
Net income	-	-	-	-	-	-	-	-	-	113,335	113,335
Balances at December 31, 2024	-	$-	-	$-	5,000	$5	5,091,391	$5,092	$318,713	$982,637	$1,306,447

Balances at September 30, 2025	60,000	$120,000	200,000	$200	5,000	$5	5,091,391	$5,092	$1,144,513	$767,107	$1,916,917
Contributions	-	-	-	-	-	-	-	-	10,000	-	10,000
Preferred stock dividends	-	-		-	-	-	-	-	-	(25,479)	(25,479)
Net income	-	-	-	-	-	-	-	-	-	94,712	94,712
Balances at December 31, 2025	60,000	$120,000	200,000	$200	5,000	$5	5,091,391	$5,092	$1,154,513	$836,340	$1,996,150

See accompanying notes to these unaudited condensed financial statements.

COLLAB Z INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

	For the three months ended
	December 31,
	2025	2024

Cash flows from operating activities:
Net income	$94,712	$113,335
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	13,333	13,333
Income on joint ventures	(2,238)	-
Non-cash equity contributions	10,000	10,000
Changes in operating assets and liabilities:
Accounts receivable - related parties	(201,779)	121,135
Accounts receivable	(99,647)	160,000
Prepaid expenses	(329)	(67,495)
Interest receivable	(8,355)	-
Accounts payable and accrued expenses	36,911	(88,813)
Deferred revenue	-	(40,000)
Net cash (used in) provided by operating activities	(157,392)	221,495
Cash flows from investing activities:
Due from related parties, net of repayment	(40,811)	669,184
Capitalized software development	(69,392)	-
Issuance of loan receivable	-	(1,470,000)
Repayments of loan receivable	250,000	-
Net cash provided by (used in) investing activities	139,797	(800,816)
Cash flows from financing activities:
Due to related parties, net of repayment	10,332	(741,972)
Proceeds from line of credit	-	1,300,000
Subscription receivable	150,000	-
Deferred offering costs	(53,339)	-
Net cash provided by financing activities	106,993	558,028
Net change in cash	89,398	(21,293)
Cash at beginning of period	161,506	105,034
Cash at end of period	$250,904	$83,741

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$8,710

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends included as dividend payable	$25,479	$-

See accompanying notes to these unaudited condensed financial statements.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Reorganization is being accounted for as a reorganization of entities under common control by a control group. The accompanying unaudited condensed consolidated financial statements have been presented to retroactively present the effect of the Reorganization. See Note 3 for further detail.

Collab CA is the main operating subsidiary engaged in various real estate services, including property management, construction and renovation management, as well as EB-5 immigration investor services. Collab Z Inc., and its subsidiary, Collab CA, are at the forefront of the PropTech industry. The Company aims to transform property management by integrating community involvement and artificial intelligence to directly connect tenants with management tasks, eliminating intermediaries and enhancing efficiency.

The Company’s headquarters are located in Berkeley, California.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had $250,904 in cash as of December 31, 2025, and $892,747 in amounts due from related parties. The Company is heavily reliant on related parties as its primary revenue and cash flow sources and has historically generated revenues from sources that may not be recurring. Our management’s plans disclosure below assumes the continuing commercial relationship between the Company and the related party companies for which we provide services, and the assumption that such related parties can perform on their obligations.

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

Management’s Plans

We believe substantial doubt has been alleviated for a period of at least 12 months from the date the financial statements are issued based on the following:

The net due to and from related parties’ balances at December 31, 2025, which are expected to be fully collected and paid, provide for a net positive effect to cash of approximately $0.87 million.   In addition, third party receivables and the note receivable are expected to be paid and create cash inflows of $0.5 million in aggregate. These funds are expected to provide the Company with operating capital sufficient to cover basic operations while the Company makes efforts to increase revenue and maintain cost management to make operations more profitable and sustainable. Lastly, the Company is seeking to raise capital via an equity offering. In the event the Company does not complete an offering, the Company expects to seek additional funding through private equity offering, debt and/or related party financings to provide additional operating capital. The Company may not be able to obtain financing on acceptable terms, or at all.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, as filed with the SEC on December 23, 2025. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2025, as reported in the Company’s Annual Report on Form 10-K have been omitted.

The unaudited condensed consolidated financial statements represent a) the historical operations of Collab CA, which was formed on November 25, 2019, b) the historical operations of Collab Living LLC (“Collab Living”), a Delaware limited liability company formed on May 15, 2023, c) the initial capital structure of Collab Z, which was completed upon the Reorganization (see Note 1), and d) the results of Collab Z, which solely consisted of the issuance of shares (see Note 8).

In accordance with ASC 805-50-15-6, the Company determined that the share exchange was a reorganization of entities under common control. Collab Z and Collab CA maintained common control for the entire period for which the financial statements are presented through the Reorganization. The Company concluded that the entities were under common control via common ownership and common management. Specifically, the founder and former managing member of Collab CA is the founder and former Chairman of the Company and along with the YRQ Trust for which the trustees and beneficiaries are immediate family members, make up a control group that held voting and management control of Collab CA and the Company prior to and after the Reorganization

Therefore, in accordance with ASC 250-10-45 and ASC 805-50-45, the financial statements require retrospective consolidation of the entities for all periods presented. The financial statements as of December 31, 2025 and September 30, 2025 and for the three months ended December 31, 2025 and 2024 are prepared on a consolidated basis which includes Collab CA and Collab Living.

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

In accordance with ASC 810-10-45-25, Collab Living’s results are consolidated within the Company’s financial statements. The separate assets, liabilities and results of operations of Collab Living are immaterial. Furthermore, the balance of non-controlling interests was nominal as of December 31, 2025 and September 30, 2025.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, valuation of common stock and related stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

The Company’s cash and cash equivalents are held at major financial institutions which are deemed credit worthy, in amounts that may at times exceed federally insured limits.

Deferred Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2025 and September 30, 2025, the Company has $673,264 and $619,925, respectively, in capitalized deferred offering costs.

Investment in Joint Ventures

In March and April 2025, the Company entered into five separate limited liability company agreements (collectively, the “Joint Venture Agreements”) with five unaffiliated entities to form joint venture companies in Nevada, wherein the Company holds a 40% ownership stake in each joint venture company. For four of the five joint venture agreements, the Company issued 10,000 shares of common stock for each joint venture entity, which were valued at $20,000 based on a fair value of $2.00 per share, as part of the capital funding for the joint venture. For the remaining agreement, the Company issued 20,000 shares of common stock for the joint venture entity, which were valued at $40,000 based on a fair value of $2.00 per share, as part of the capital funding for the joint venture. Each joint venture was established to pursue property management and related real estate activities in specific local markets using our community-based property management platform. These entities operate independently and are owned jointly by us and our respective joint venture partners. As of December 31, 2025, all of the five joint venture agreements were in effect.

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

As of December 31, 2025, the carrying value of the investment was $59,991, consisting of the $57,753 the carrying value of the investment as of September 30, 2025 and additional $2,238, representing the Company’s proportionate share of the joint venture’s net income for the three months ended December 31, 2025.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

The Company has accounts receivable with both related and third-party customers. Accounts receivable is recorded at the invoiced amount or earned fees pursuant to the agreement, are non-interest bearing and are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts. The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified. There was no allowance for uncollectible accounts at December 31, 2025 and September 30, 2025.

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

The system, which is expected to be the backbone of the Company’s property management service, was developed between November 2023 and August 2024, at which point it was ready for use. The Company began amortizing the costs over a three-year period starting in August 2024. Furthermore, in 2025 the Company began capitalizing another internally developed application. As of December 31, 2025, the application was not yet placed in service and therefore amortization has not commenced. See Note 6.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company only applies the five-step model to contracts when it is probable that it will collect substantially all the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The Company has applied ASC 606 on a portfolio basis. The Company has elected the practical expedients, allowing the recognition of incremental costs of obtaining a contract as an expense when incurred, and not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

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

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

EB-5 Immigration Investor Services

The Company identifies EB-5 immigration investment projects and assists investors with project identification, assistance and support during the project application process. Fees are recognized at a point in time upon the fulfillment of the EB-5 service obligations, which is when the EB-5 application package has been submitted. Payments are typically billed immediately, or in two tranches, and any deferred revenue is recognized once performance obligations are met.

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

During the three months ended December 31, 2025, the Company earned $99,647 in real estate consulting and property management advisory services to third parties, which were recognized over time as the services were performed. During the three months ended December 31, 2025, the Company maintained other contracts related to EB5 and project funding consulting whereby services are rendered over a contractual period. Payments under these services are due at the beginning of each month for the upcoming months’ service period. The Company recognized $208,900 in EB5 consulting services pertaining to a related party property in the quarter.

Each revenue source above is a different type of service being performed, and distinct from the other performance obligations.

Disaggregation of Revenue

A disaggregation of revenue for the three months ended December 31, 2025 and 2024 is as follows:

	For the three months ended
	December 31,
	2025	2024
Property management	$108,696	$164,662
Development and construction management	66,000	16,497
Procurement	-	48,708
Consulting services – EB5	208,900	-
Revenue - related parties	383,596	229,867

Consulting services	80,000	200,000
Property management	19,647	-
Revenue	99,647	200,000
Total revenue	$483,243	$429,867

Deferred revenue primarily represents customer billings on EB-5 contracts for services not yet rendered or procurement services where shipment of goods has not occurred. EB-5 services generally require several months between the time of agreement with the customer and the completion of performance obligations. As of December 31, 2025 and September 30, 2025, the Company has deferred revenue of $35,000. The Company expects deferred revenue as of December 31, 2025 to be recognized within one year.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the deferred revenue balance as of December 31, 2025 and September 30, 2025:

	December 31,	September 30,
	2025	2025
Balance, beginning	$35,000	$40,000
New service contracts	116,000	35,000
Revenue recognized	(116,000)	(40,000)
Balance, ending	$35,000	$35,000

Concentrations

During the three months ended December 31, 2025 and 2024, 79% and 53% of the Company’s revenues were with related party properties under common control and/or management. During the three months ended December 31, 2025, one related party property accounted for 57% of the Company’s total revenues. During the three months ended December 31, 2024, two related party properties accounted for 15% and 11% of the Company’s total revenues, respectively.

As of December 31, 2025 and September 30, 2025, 72% and 75%, respectively, of the Company’s accounts receivable were with related party properties under common control and/or management. As of December 31, 2025, one related party properties accounted for 46% of the Company’s total receivables. As of September 30, 2025, one related party properties accounted for 52% of the Company’s total receivables.

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

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Net Income (Loss) per Share

Net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As of December 31, 2025 and September 30, 2025, there were an indeterminable number of shares that were potentially dilutive based on the Company’s outstanding future equity obligations for which conversion is contingent on a future event (see Note 7). As of December 31, 2025, the Company had 587,975 outstanding stock options, each exercisable for shares of common stock, which were contingent upon the IPO, as well as 200,000 shares of Series B Preferred Stock outstanding convertible into 285,714 shares of common stock (see Note 9) and 9,100 shares related to conversion of Series B Preferred stock dividends.

The following table sets forth the computation of basic and diluted income per share:

	For the three months ended
	December 31,
	2025	2024
Numerator:
Net income	$94,712	$113,335
Less: Preferred stock dividends	25,479	-
Net income available to common stockholders	$69,233	$113,335
Denominator:
Denominator for basic EPS – weighted average shares
Basic	5,120,898	4,707,581

Denominator for diluted EPS – weighted average shares
Basic	5,120,898	4,707,581
Plus: Effect of dilutive securities	-	-
Diluted	5,120,898	4,707,581

Net income per common share
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Diluted earnings per share for the three months ended December 31, 2025 was computed as $0.01 per share as all potentially dilutive securities were excluded from the computation. Specifically, 285,714 shares of convertible preferred stock and 9,100 shares related to preferred dividend conversions were excluded because their effect was anti-dilutive under the if-converted method. Furthermore, 587,975 options were excluded from the diluted calculation because the performance contingency associated with a future offering had not been satisfied as of the reporting date.

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

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended December 31, 2025, the Company recognized interest income of $8,355 on the respective loans, which is included in loan receivable in the accompanying statement of operations.

During the three months ended December 31, 2025, the Company received repayments totaling $250,000. As of December 31, 2025 and September 30, 2025, the outstanding loan receivable balance was $310,414 and $552,059, respectively.

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measurements as of December 31, 2025 Using:
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

As of December 31, 2025 and September 30, 2025, the Company assumed a 50% probability of a liquidity event as the primary ultimate settlement outcome of the future equity obligations. Based on the Company’s estimates regarding the probability of the triggering events and the Company’s valuation, management determined the fair value of the SAFEs were representative of the face value as of December 31, 2025 and September 30, 2025.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents changes in future equity obligations for the three months ended December 31, 2025:

Future equity
obligations
Outstanding as of September 30, 2025	$25,000
Change in fair value	-
Outstanding as of December 31, 2025	$25,000

NOTE 6 – INTANGIBLE ASSETS, NET

As of December 31, 2025 and September 30, 2025, intangible assets, net consisted of:

	December 31,	September 30,
	2025	2025
Software development - property management system	$160,000	$160,000
Internally developed application	169,793	100,400
Less: Accumulated amortization	(75,556)	(62,222)
Intangible assets, net	$254,237	$198,178

Amortization expense for the three months ended December 31, 2025 and 2024, was $13,333 and $13,333, respectively, which is included in costs of revenues in the consolidated statements of operations.

As of December 31, 2025, the internally developed application was not yet placed in service and therefore amortization has not commenced.

Future amortization expense for software placed in service is as follows:

Year ending September 30,
2026 remaining	$39,999
2027	44,445
$84,444

NOTE 7 – DEBT

Revolving Line of Credit

On March 14, 2024, the Company entered into a revolving line of credit agreement with East West Bank for a principal amount of up to $2,000,000. The line of credit was terminated in December 2025. The loan was secured by an assignment of a deposit account held by Collab CA’s former member, YRQ Irrevocable Trust. The loan had a variable interest rate based on the interest rate of the collateral’s certificate of deposit plus 1.5%. The rate was 5.905%, per annum.

During the year ended September 30, 2025, the Company borrowed an aggregate of $1,300,000, which was used to provide a loan to a third party (see Note 4). On February 4, 2025, the Company paid off the line of credit with the funds from the collection of the Company’s due from related parties and receivables. As a result, the line of credit was closed prior to its contractual maturity date, and no amounts were outstanding or available under the facility as of December 31, 2025.

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

As of December 31, 2025 and September 30, 2025, the fair value of SAFEs was $25,000 and $25,000, respectively. See Note 5 for fair value disclosures.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Each share of Series B Preferred Stock is convertible into shares of common stock based on its stated value, divided by a conversion price equal to 70% of the assumed offering price of $4.00 of the Company’s common stock. Accordingly, the number of common shares issuable upon conversion varies based on the offering price.

Accrual and Payment of Dividends

In the event the Qualified Public Offering is not consummated by December 31, 2025, dividends on such share of Series B preferred stock shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, at the rate of 8% per annum on the sum of the Liquidation Value which is $4.00 per share of Series B preferred stock (as adjusted for any stock splits, stock dividends, recapitalizations, or similar transaction with respect to the Series B preferred stock). All accrued dividends on any share shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a Liquidation of the Series B preferred stock; provided, that to the extent not paid on the last day of March, June, September, and December of each calendar year (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and shall remain accumulated, compounding dividends until paid pursuant hereto or converted pursuant to the terms herein. All accrued and accumulated dividends on the shares shall be prior and in preference to any dividend on any junior securities and shall be fully declared and paid before any dividends are declared and paid, or any other distributions or redemptions are made, on any junior securities, other than to (a) declare or pay any dividend or distribution payable on the common stock in shares of common stock or (b) repurchase common stock held by employees or consultants of the Company upon the termination of their employment or services pursuant to agreements providing for such repurchase. Accordingly, an aggregate of $25,479 preferred stock dividends was accrued during the three months ended December 31, 2025. The amount was deducted from retained earnings with a corresponding dividend payable for the amounts due in the consolidated balance sheet as of December 31, 2025.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Collab CA Equity Transactions

During the three months ended December 31, 2025 and 2024, the Company’s related party made contributions of $10,000 and $10,000, respectively, all consisting of non-cash in-kind services.

The additions and contributions of Collab CA have been reflected in additional-paid in capital.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Collab Z Equity Transactions

In March and April 2025, the Company acquired a 40% interest in various joint ventures through the issue of 60,000 shares for a total consideration of $120,000, representing the fair value of the investment at the acquisition date of $2.00 per share using a market participation exit approach under ASC 820 whereby management considered factors such as the expected timing and offering price of the anticipated IPO,, and the underlying price of other equity transactions.

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

The assumptions in estimating the fair value of common stock include the identification of comparable companies, observable multiples and appropriate discounts based on the facts and circumstances. These estimates are highly subjective. Management will be required to estimate fair value, until such point in time that the Company has observable transactions or its shares become quoted on an exchange.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK-BASED COMPENSATION

Collab Z Inc. 2025 Equity Incentive Plan

The 2025 Equity Incentive Plan (the “2025 Plan”) permits the grant of awards, which provides for the grant of shares of stock options to employees, non-employee directors, and non-employee consultants. The number of shares authorized by the 2025 Plan was 763,708 shares as of December 31, 2025. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term of ten years. The amounts granted each calendar year to an employee or non-employee is limited depending on the type of award. As of December 31, 2025, there were 175,734 shares available for grant under the 2025 Plan. Stock options granted under the 2025 Plan typically vest over a four-year period, with a one-year cliff as well as via specified milestones.

A summary of information related to stock options for the three months ended December 31, 2025 ais as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of September 30, 2025	587,975	$2.08	$1,127,211
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding as of December 31, 2025	587,975	$2.08	$1,127,211

Exercisable as of December 31, 2025	-	$-	$-
Exercisable and expected to vest at of December 31, 2025	-	$-	$-

As of December 31, 2025, the weighted average duration to expiration of outstanding options was 9.23 years.

No stock-based compensation expense for stock options was recognized for the three months ended December 31, 2025 and 2024, respectively, due to the granted options containing vesting conditions that are contingent upon an IPO. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $660,013 as of December 31, 2025, which will be recognized over a weighted average period of 1.86 years if the contingent vesting condition is met.

No options were granted during the three months ended December 31, 2025.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

Revenue and Accounts Receivable

During the three months ended December 31, 2025 and 2024, the Company earned revenues of $383,596 and $229,867, respectively, from related parties. As of December 31, 2025 and September 30, 2025, the Company had accounts receivable of $468,359 and $266,580, respectively, with related parties.

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

The following is a summary of due from / to related parties:

	December 31,	September 30,
	2025	2025
Due from related parties
Customer properties with common control and management*	$11,619	$5,267
Entities with common control and management*	412,769	378,310
Due from related parties	$424,388	$383,577

Due to related parties
Customer properties with common control and management*	$14,937	$4,605
Family member of former Chairman	12,000	12,000
Due to related parties	$26,937	$16,605

*	The Company or its subsidiaries have no ownership in the customer properties or related party entities as per the amounts above. To date, Collab CA has shared common control and management with these entities.

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

As of December 31, 2025, YRQ has paid the advance all in full and there was no balance outstanding.

In 2024, YRQ, as part of a control group that maintained control over Collab CA, became the sole member of Collab CA on August 21, 2024. Upon the Reorganization, YRQ received 4,550,500 shares of the Company’s common stock and 5,000 shares of the Company’s Series X preferred stock.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

As of the issuance date of these unaudited condensed consolidated financial statements, the maximum potential rental guarantees were approximately $102,000 per month. Since entering into these terms, no shortfall payments have been incurred with the exception of a negligible amount by one property in the first quarter of 2026. The shortfall of this property is netted against the related accounts receivable from the property.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

Series C Preferred Stock

On January 19, 2026, the Company entered into securities purchase agreements with certain accredited investors for a private placement of up to 1,250,000 shares of newly designated Series C Convertible Preferred Stock at a purchase price of $4.00 per share, for aggregate gross proceeds of up to $5.0 million.

The Series C is convertible into shares of the Company’s common stock at a price per share equal to 90% of the Company’s Initial Public Offering (“IPO”) price or other qualified public offering price, qualified financing offering price, or qualified disposition price, subject to adjustment, as defined in the Certificate of Designation.

If a qualified public offering is not completed on or before September 30, 2026, the Company is required to redeem the Series C Convertible Preferred Stock and return the purchase price to the investors in accordance with the terms of the securities purchase agreements.

Upon receipt of funds by the escrow agent, the purchase price payable by the investors shall be deposited into a segregated escrow account, pursuant to the terms of an escrow agreement between the Company and the Escrow Agent, and disbursed in accordance therewith, which funds shall be released to the Company only upon the consummation of an IPO or, upon a redemption or termination pursuant to the Securities Purchase Agreement, released to the Investors in an amount equal to the principal invested plus all accrued and unpaid dividends.

Through the issuance date of these unaudited condensed consolidated financial statements, the Company has $2,628,000 in escrow pursuant to Series C subscriptions.

Stock Options

On January 31, 2026, the Company granted 115,000 stock options at an exercise price of $3.60 per share, vesting 25% upon completion of an initial public offering and the remainder monthly thereafter over 48 months, with a ten-year contractual term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements” below. We have no obligation to update any of these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including, but not limited to, those set forth under the heading “Risk Factors” in this Quarterly Report. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. Forward-looking statements give our current expectations or forecasts of future events and can be identified by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future actions, prospective products, market acceptance, future performance or results of current and anticipated products, sales efforts, expenses, and the outcome of contingencies such as legal proceedings and financial results. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and opportunity, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology.

Examples of forward-looking statements in this annual report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, operating expenses, working capital, liquidity and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our offerings, the cost, terms and availability of components, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. You should not rely on forward-looking statements as predictions of future events. These statements are based on our management’s expectations, beliefs and assumptions concerning future events affecting us, which are based on currently available information. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations and assumptions may prove to be incorrect. Our statements should not read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our software solutions and offerings;

●	our ability to successfully execute our growth strategy and enter into new markets;

●	our ability to expand in existing and new markets;

●	increased levels of competition;

●	our relationships with our key customers;

●	changes in customer preferences and the level of acceptance of our software services;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

●	other risks, including those described in the “Risk Factors” section of this quarterly report.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this quarterly report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

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

Our mission is to democratize property management and to foster a more engaged community of tenants, property owners, and professional service providers to maximize asset value and to create a sustainable, decentralized organization that benefits all stakeholders involved.

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

EB-5 Immigration Investor Services

The Company identifies EB-5 immigration investment projects and assists investors with project identification, assistance and support during the project application process. Fees are recognized at a point in time upon the fulfillment of the EB-5 service obligations, which is when the EB-5 application package has been submitted. Payments are typically billed immediately, or in two tranches, and any deferred revenue is recognized once performance obligations are met.

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

Results of Operations

Comparison of Three Months Ended December 31, 2025 and 2024

The following table sets forth key components of our results of operations for the three months ended December 31, 2025 and 2024, both in dollars and as a percentage of our net revenues.

	Three Months Ended December 31,
	2025		2024
	Amount	% of revenues	Amount	% of revenues

Revenue - related parties	$383,596	79%	$229,867	53%
Revenue	99,647	21%	200,000	47%
Total revenue	483,243	100%	429,867	100%

Cost of revenue	77,367	16%	82,810	19%
Gross profit	405,876	84%	347,057	81%

Operating expenses:
Sales and marketing	59,920	12%	4,526	1%
General and administrative	261,837	54%	221,791	52%
Total operating expenses	321,757	67%	226,317	53%

Income from operations	84,119	17%	120,740	28%

Other income (expense):
Interest income	8,355	2%	-	N/A
Interest expense	-	N/A	(8,710)	-2%
Loss on joint ventures	2,238	0%	-	N/A
Other Income	-	N/A	1,305	0%
Total other expense	10,593	2%	(7,405)	-2%

Provision for income taxes	-	N/A	-	N/A
Net income	$94,712	20%	$113,335	26%

Revenue

Related party revenue increased by $153,729 for the three months ended December 31, 2025 to $383,596 as compared to $229,867 in the prior period. The increase was primarily due to increased consulting services of $208,900 and development and construction management fees of $49,503, partially offset by a decrease in property management of $55,966, and a decrease in procurement revenue of $48,708. Consulting services were primarily related to EB5 services, for which the Company provides support services for EB5 applicants and the EB5 project.

Revenues from third parties was $99,647 for the three months ended December 31, 2025, consisting of consulting fees performed and property management services to third parties. In 2024, the Company generated revenue of $200,000 for consulting services.

Cost of Revenue

Cost of revenue was $77,367 for the three months ended December 31, 2025 as compared to $82,810 in 2024. The decrease was primarily due to a lower third-party revenue during the three months ended December 31, 2025.

Sales and Marketing

Sales and marketing expenses increased by $55,394 for the three months ended December 31, 2025 to $59,920 as compared to $4,526 in the prior period. This increase was primarily due to higher personnel costs assisting with business development.

General and Administrative

General and administrative expenses increased by $40,046 for the three months ended December 31, 2025 to $261,837 as compared to $221,791 in the prior period. This increase was primarily due to higher personnel costs and professional services as we expanded our operations, increased headcount and incurred professional costs in connection with our contemplated initial public offering.

Other Income (Expense)

Other income (expense) was $10,593 and ($7,405) for the three months ended December 31, 2025 and 2024, respectively, which primarily consisted of interest income from a note receivable and income on joint ventures of $2,238, compared to $8,710 interest expense on the Company’s outstanding line of credit, offset by other income of $1,305 during the prior period.

Net Income

Net income was $94,712 for the three months ended December 31, 2025 as compared to a net income of $113,335 for the prior period. The decrease of income of $18,623 was primarily due to increased operating expenses during the three months ended December 31, 2025.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, business development and system development. We historically funded our liquidity requirements primarily through cash on hand, cash flows from operations, proceeds from related parties and debt and equity financings.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had $250,904 in cash as of December 31, 2025, and $892,747 in amounts due from related parties. The Company is heavily reliant on related parties as its primary revenue and cash flow sources and has historically generated revenues from sources that may not be recurring.

The Company is in its early stage, and we expect to incur significant costs to expand its operations and conduct its business plan, which may result in future losses if it cannot effectively market its products and achieve market acceptance.

Management’s Plans

We believe substantial doubt has been alleviated for a period of at least 12 months from the date the financial statements are issued based on the following:

The net due to and from related parties’ balances at December 31, 2025, which are expected to be fully collected and paid, provide for a net positive effect to cash of approximately $0.87 million. In addition, third party receivables and the note receivable are expected to be paid and create cash inflows of $0.5 million in aggregate. These funds are expected to provide the Company with operating capital sufficient to cover basic operations while the Company makes efforts to increase revenue and maintain cost management to make operations more profitable and sustainable. Lastly, the Company is seeking to raise capital via an equity offering. In the event the Company does not complete an offering, the Company expects to seek additional funding through private equity offering, debt and/or related party financings to provide additional operating capital. The Company may not be able to obtain financing on acceptable terms, or at all.

Cash Flows

The following is a summary of the Company’s cash flows provided (used in) operating, investing, and financing activities:

	Three Months Ended
	December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(157,392)	$221,495
Net cash provided by (used in) investing activities	139,797	(800,816)
Net cash provided by financing activities	106,993	558,028
Net change in cash	$89,398	$(21,293)

Net Cash (used in) Provided by Operating Activities

Cash (used in) provided by operating activities was ($157,392) for the three months ended December 31, 2025 as compared to $221,495 for the prior period. Cash used in during the three months ended December 31, 2025 was primarily due to net income of $94,712 and cash used in operating assets and liabilities of $273,199 due to the increased receivables, and partially offset by non-cash charges of $21,095. Cash provided during the three months ended December 31, 2024 was primarily due to our net income of $113,335, non-cash charges of $23,333 and cash provided by operating assets and liabilities of $84,827.

Net Cash Provided by (Used in) Investing Activities

Cash provided by (used in) investing activities was $139,797 for the three months ended December 31, 2025 as compared to ($800,816) for the prior period. Cash provided during the three months ended December 31, 2025 was primarily due to the receipt from repayment of loan receivable of $250,000, partially offset by the repayment of due to related parties of $40,811 and a software capitalization of $69,392. Cash used in investing activities during the three months ended December 31, 2024 was primarily due to issuance of loan receivable of $1,470,000, partially offset by receipts from related parties of $669,184.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $106,993 and $558,028 for the three months ended December 31, 2025 and 2024, respectively. Cash provided by financing activities for the three months ended December 31, 2025 included realization of subscription receivable of $150,000 and $10,332 in proceeds from due to related parties, partially offset by $53,339 in capitalized deferred offering costs. Cash provided by financing activities for the three months ended December 31, 2024 included $1,300,000 in proceeds from the Company’s revolving line of credit, partially offset by $741,942 in repayment to due to related parties.

Debt

Revolving Line of Credit

On March 14, 2024, the Company entered into a revolving line of credit agreement with East West Bank for a principal amount of up to $2,000,000. The loan was to on March 14, 2026, was secured by an assignment of a deposit account held by Collab CA’s former member, YRQ Irrevocable Trust, and was intended exclusively for business operations. The loan had a variable interest rate based on the interest rate of the collateral’s certificate of deposit plus 1.5%. The initial rate was set at 5.905%. The loan required monthly interest payments, and full repayment of principal and accrued interest due at maturity.

During the year ended September 30, 2025, the Company borrowed an aggregate of $1,300,000, which was used to provide a loan to a third party (see Note 4). On February 4, 2025, the Company paid off the line of credit with the funds from the collection of the Company’s due from related parties and receivables. As a result, the line of credit was closed prior to its contractual maturity date, and no amounts were outstanding or available under the facility as of December 31, 2025.

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

As of December 31, 2025 and September 30, 2025, the fair value of SAFEs was $25,000 and $25,000, respectively. See Note 5 for fair value disclosures.

Due to Related Parties

Due to related parties includes cash advances received from various related parties. These advances are unsecured, due on demand and non-interest bearing. As of December 31, 2025 and September 30, 2025, the amounts outstanding were $26,937 and $16,605 respectively.

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

Following the completion of this offering, the fair value of our common stock will be based on the closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective  as of the end of the period covered by this Quarterly Report at the reasonable assurance level.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

Management has identified the following material weaknesses in the Company’s internal control over financial reporting that exist as of December 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

●	The Company did not design and maintain an effective control environment as our size has prevented us from being able to employ sufficient resources. This material weakness contributed to the following additional material weaknesses.

●	The Company did not design and maintain effective controls to verify appropriate segregation of duties.

●	The Company did not design and maintain effective controls related to substantially all accounts and disclosures. Specifically, the Company did not design and maintain comprehensive and formalized accounting and financial reporting policies and procedures that detail the information needed for our financial reporting process, including a robust review process by which management monitors for technical accounting requirements.

●	The Company did not design and maintain effective controls over information technology (IT) general controls over information systems that are relevant to the preparation of the Company’s financial statements. Specifically, the Company did not design and maintain: (i) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (ii) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately, (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.

These material weaknesses did not result in a misstatement to any of the Company’s previously issued consolidated financial statements. However, these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except with respect to the Company’s on-going liquidity needs, there were no material changes in the risk factors we previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 23, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

No shares issued during the three months ended December 31, 2025.

Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Exhibits

Exhibit No.	Description
2.1*	Form of Reorganization Agreement and Plan of Share Exchange by and among the Registrant, Collab CA LLC and its shareholders.
3.1*	Articles of Incorporation of the Registrant
3.2*	Bylaws of the Registrant
3.3*	Series X Preferred Stock Certificate of Designation
3.4*	Series B Preferred Stock Certificate of Designation
10.1*	Form of Securities Purchase Agreement for September 2024 Private Placement
10.2*	Form of Cancellation and Release Agreement
10.3*	Form of Securities Purchase Agreement for January 2025 Private Placement
10.4*	Form of Stock Assignment Agreement for January 2025 Private Placement
10.5	SAFE Agreement between Khyati Mody Company and Collab CA LLC dated April 25, 2023 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.6*	Form of Property Management Agreement
10.7*	Form of Limited Liability Company Agreement
10.8*	Advisory Agreement between Blake Elliot Inc. and Collab (USA) Capital LLC dated May 6, 2024.
10.9*	Consulting Agreement by and between Zhaoju (“Kelly”) Shen and Collab CA LLC dated October 23, 2024
10.10	Director Agreement, dated May 1, 2025, between the Company and William Caragol (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.11*†	2025 Equity Incentive Plan
10.12*	Form of Securities Purchase Agreement for Series B Preferred Stock Private Placement
10.13	Director Agreement, dated July 22, 2025, between the Company and David Kivitz (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.14	Director Agreement, dated July 22, 2025, between the Company and Matthew Gordon (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
10.15	Director Agreement, dated July 22, 2025, between the Company and Zhe Zhang (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, as amended (File No. 333-288817) filed with the SEC on October 20, 2025)
14.1*	Code of Business Conduct and Ethics
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of the Registrant.
31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certifications of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*†	Executive Compensation Clawback Policy
99.2*	Audit Committee Charter
99.3*	Compensation Committee Charter
99.4*	Nominating and Corporate Governance Committee Charter
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously Filed

†	Management compensatory agreement.

(b) Financial Statement Schedules.

All financial statement schedules are omitted because the information called for is not required or is shown either in the financial statements or in the notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orinda, on February 13, 2026.

COLLAB Z INC.

By:	/s/ Qiaojun Lai
Qiaojun Lai
Chief Executive Officer

Name	Position	Date

/s/ Qiaojun Lai	Chief Executive Officer	February 13, 2026
Qiaojun Lai	(Principal Executive Officer)

/s/ Jin Kuang	Chief Financial Officer	February 13, 2026
Jin Kuang	(Principal Financial and Accounting Officer)

/s/ William J. Caragol	Chairman	February 13, 2026
William J. Caragol