Form 10-Q
period 2026-03-31
Collab Z Inc.
filed 2026-05-20
CIK 2050338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to ______________

Commission File Number: 333-288817

COLLAB Z INC.

(Exact name of registrant as specified in its charter)

Nevada	99-3072058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29 Orinda Way, Unit 2060
Orinda, California	94563
(Address of principal executive offices)	(Zip Code)

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

As of May 20, 2026, there were 5,151,391 shares of the Company’s common stock issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COLLAB Z INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND SEPTEMBER 30, 2025

(Unaudited)

	March 31,	September 30,
	2026	2025
ASSETS
Current assets:
Cash	$10,794	$161,506
Restricted cash	2,762,575	-
Accounts receivable - related parties	586,227	266,580
Accounts receivable	489,684	86,972
Due from related parties	420,578	383,577
Prepaid expenses and other current assets	5,587	13,933
Subscription receivable	-	150,000
Loan receivable	314,668	552,059
Total current assets	4,590,113	1,614,627
Deferred offering costs	720,764	619,925
Investment in joint ventures	57,237	57,753
Intangible assets, net	301,504	198,178
Total assets	$5,669,618	$2,490,483

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$498,447	$376,961
Deferred revenue	35,000	35,000
Due to related parties	30,001	16,605
Dividend payable	25,577	-
Total current liabilities	589,025	428,566
Future equity obligations	25,000	25,000
Total liabilities	614,025	453,566

Commitments and contingencies (Note 11)

Mezzanine equity:
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,250,000 designated as Series C; 688,250 and 0 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	2,792,615	-
Common stock subject to possible redemption, $0.001 par value, 60,000 shares issued and outstanding as of both March 31, 2026 and September 30, 2025, respectively	120,000	120,000

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,250,000 designated as Series B; 200,000 shares issued and outstanding as of both March 31, 2026 and September 30, 2025	200	200
Preferred stock, $0.001 par value, 5,000 shares designated as Series X; 5,000 shares issued and outstanding as of both March 31, 2026 and September 30, 2025	5	5
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,091,391 shares issued and outstanding as of both March 31, 2026 and September 30, 2025	5,092	5,092
Additional paid-in capital	1,164,513	1,144,513
Retained earnings	973,168	767,107
Total stockholders’ equity	2,142,978	1,916,917
Total liabilities, mezzanine equity and stockholders’ equity	$5,669,618	$2,490,483

See accompanying notes to these financial statements.

COLLAB Z INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue - related parties	$392,777	$295,769	$776,373	$525,636
Revenue	386,172	82,549	485,819	282,549
Total revenue	778,949	378,318	1,262,192	808,185

Cost of revenue	119,941	103,147	197,308	185,957
Gross profit	659,008	275,171	1,064,884	622,228

Operating expenses:
Sales and marketing	141,881	5,722	201,801	10,248
General and administrative	335,977	244,764	597,814	466,555
Total operating expenses	477,858	250,486	799,615	476,803

Income from operations	181,150	24,685	265,269	145,425

Other income (expense)
Interest income	13,828	17,351	22,183	17,351
Interest expense	-	(14,296)	-	(23,006)
Loss on joint ventures	(2,754)	-	(516)	-
Other income	-	113	-	1,418
Total other income (expense)	11,074	3,168	21,667	(4,237)

Provision for income taxes	-	-	-	-
Net income	$192,224	$27,853	$286,936	$141,188

Weighted average common shares outstanding
Basic	5,091,391	5,091,391	5,091,391	5,091,391
Diluted	5,091,391	5,091,391	5,091,391	5,091,391
Net income per common share
Basic	$0.03	$0.01	$0.04	$0.03
Diluted	$0.03	$0.01	$0.04	$0.03

See accompanying notes to these financial statements.

COLLAB Z INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Preferred Stock		Common Stock Subject to Possible		Preferred Stock		Preferred Stock				Additional		Total
	Series C		Redemption		Series B		Series X		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at September 30, 2024	-	$-	-	$-	-	$-	5,000	$5	5,091,391	$5,092	$308,713	$869,302	$1,183,112
Contributions	-	-	-	-	-	-	-	-	-	-	10,000	-	10,000
Net income	-	-	-	-	-	-	-	-	-	-	-	113,335	113,335
Balances at December 31, 2024	-	-	-	-	-	-	5,000	5	5,091,391	5,092	318,713	982,637	1,306,447
Contributions	-	-	-	-	-	-	-	-	-	-	6,000	-	6,000
Shares issued pursuant to investment in joint venture	-	-	10,000	20,000	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-	-	27,853	27,853
Balances at March 31, 2025	-	$-	10,000	$20,000	-	$-	5,000	$5	5,091,391	$5,092	$324,713	$1,010,490	$1,340,300

Balances at September 30, 2025	-	$-	60,000	$120,000	200,000	$200	5,000	$5	5,091,391	$5,092	$1,144,513	$767,107	$1,916,917
Contributions	-	-	-	-	-	-	-	-	-	-	10,000	-	10,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(25,479)	(25,479)
Net income	-	-	-	-	-	-	-	-	-	-	-	94,712	94,712
Balances at December 31, 2025	-	-	60,000	120,000	200,000	200	5,000	5	5,091,391	5,092	1,154,513	836,340	1,996,150
Contributions	-	-	-	-	-	-	-	-	-	-	10,000	-	10,000
Issuance of Series C preferred stock	688,250	2,753,000	-	-	-	-	-	-	-	-		-	-
Preferred stock dividends	-	39,615	-	-	-	-	-	-	-	-	-	(55,396)	(55,396)
Net income	-	-	-	-	-	-	-	-	-	-	-	192,224	192,224
Balances at March 31, 2026	688,250	$2,792,615	60,000	$120,000	200,000	$200	5,000	$5	5,091,391	$5,092	$1,164,513	$973,168	$2,142,978

See accompanying notes to these financial statements.

COLLAB Z INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	For the Six Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$286,936	$141,188
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	26,667	26,667
Loss on joint ventures	516	-
Non-cash equity contributions	20,000	16,000
Changes in operating assets and liabilities:
Accounts receivable - related parties	(319,647)	(182,618)
Accounts receivable	(402,712)	130,232
Prepaid expenses	8,346	(42,508)
Interest receivable	(12,608)	-
Accounts payable and accrued expenses	121,485	32,835
Deferred revenue	-	7,000
Net cash (used in) provided by operating activities	(271,017)	128,796
Cash flows from investing activities:
Due from related parties, net of repayment	(37,001)	2,065,199
Capitalized software development	(129,993)	(19,500)
Issuance of loan receivable	-	(1,470,000)
Repayments of loan receivable	250,000	662,275
Net cash provided by investing activities	83,006	1,237,974
Cash flows from financing activities:
Due to related parties, net of repayment	13,396	(631,833)
Proceeds from line of credit	-	1,300,000
Repayment of line of credit	-	(1,942,854)
Subscription receivable	150,000	-
Deferred offering costs	(100,839)	(148,392)
Issuance of Series C preferred stock	2,753,000	-
Dividend paid	(15,683)	-
Net cash provided by (used in) financing activities	2,799,874	(1,423,079)
Net change in cash	2,611,863	(56,309)
Cash and restricted cash at beginning of period	161,506	105,034
Cash and restricted cash at end of period	$2,773,369	$48,725

Reconciliation of cash and restricted cash:
Cash at beginning of period	$161,506	$105,034
Restricted cash at beginning of period	-	-
Cash and restricted cash at beginning of period	$161,506	$105,034

Cash at end of period	$10,794	$48,725
Restricted cash at end of period	2,762,575	-
Cash and restricted cash at end of period	$2,773,369	$48,725

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$22,352

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends included in mezzanine equity	$39,615	$-
Shares issued pursuant to investment in joint venture	$-	$20,000
Deferred offering costs included in accrued expenses	$-	$175,000

See accompanying notes to these financial statements.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Collab Z Inc. (the “Company”) was formed on May 11, 2024. in the State of Nevada for the purpose of reorganizing and becoming the holding company for Collab CA LLC (Collab CA”), a California limited liability company.

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

The Reorganization was being accounted for as a reorganization of entities under common control by a control group. The accompanying financial statements have been presented to retroactively present the effect of the Reorganization. See Note 3 for further detail.

Collab CA is the main operating subsidiary engaged in various real estate services, including property management, construction and renovation management, as well as EB-5 immigration investor services and consulting services. Collab Z Inc., and its subsidiary, Collab CA, are at the forefront of the PropTech industry. The Company aims to transform property management by integrating community involvement and artificial intelligence to directly connect tenants with management tasks, eliminating intermediaries and enhancing efficiency.

The Company’s headquarters are located in Berkeley, California.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had $10,794 in cash as of March 31, 2026, and $1,006,805 in amounts due from related parties. The Company is heavily reliant on related parties as its primary revenue and cash flow sources and has historically generated revenues from sources that may not be recurring. Our management’s plans disclosure below assumes the continuing commercial relationship between the Company and the related party companies for which we provide services, and the assumption that such related parties can perform on their obligations.

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

Management’s Plans

We believe substantial doubt has been alleviated for a period of at least 12 months from the date the financial statements are issued based on the following:

The net due to and from related parties’ balances at March 31, 2026, which are expected to be fully collected and paid, provide for a net positive effect to cash of approximately $0.39 million. In addition, third party receivables and the note receivable are expected to be paid and create cash inflows of $0.8 million in aggregate. These funds are expected to provide the Company with operating capital sufficient to cover basic operations while the Company makes efforts to increase revenue and maintain cost management to make operations more profitable and sustainable. Lastly, the Company is seeking to raise capital via an equity offering. In the event the Company does not complete an offering, the Company expects to seek additional funding through private equity offering, debt and/or related party financings to provide additional operating capital. The Company may not be able to obtain financing on acceptable terms, or at all.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, as filed with the SEC on December 23, 2025. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2025, as reported in the Company’s Annual Report on Form 10-K have been omitted.

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

In accordance with ASC 805-50-15-6, the Company determined that the share exchange was a reorganization of entities under common control. Collab Z and Collab CA maintained common control for the entire period for which the financial statements are presented through the Reorganization. The Company concluded that the entities were under common control via common ownership and common management. Specifically, the founder and former managing member of Collab CA is the founder and former Chairman of the Company and along with the YRQ Trust for which the trustees and beneficiaries are immediate family members, make up a control group that held voting and management control of Collab CA and the Company prior to and after the Reorganization

Therefore, in accordance with ASC 250-10-45 and ASC 805-50-45, the financial statements required retrospective consolidation of the entities for all periods presented. The financial statements as of March 31, 2026 and September 30, 2025 and for the three and six months ended March 31, 2026 and 2025 are prepared on a consolidated basis which includes Collab CA and Collab Living.

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

In accordance with ASC 810-10-45-25, Collab Living’s results are consolidated within the Company’s financial statements. The separate assets, liabilities and results of operations of Collab Living are immaterial. Furthermore, the balance of non-controlling interests was nominal as of March 31, 2026 and September 30, 2025.

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

Restricted Cash

The Company classifies as restricted cash any cash and cash equivalents that are legally or contractually restricted as to withdrawal or use. During the six months ended March 31, 2026, the Company issued shares of Series C convertible preferred stock and the related cash proceeds were deposited by the investors directly into a segregated escrow account pursuant to the related Securities Purchase Agreement. The escrowed funds will be released to the Company only upon consummation of a Qualified Public Offering and otherwise are returned to the investors upon a redemption or termination event under the agreement. The escrowed balance is classified as current restricted cash because the contingencies governing release or return resolve within twelve months of the balance sheet date. As of March 31, 2026, restricted cash totaled $2,762,575, including $9,575 of interest earned during the period.

Interest earned on escrowed funds is recognized as interest income with a corresponding increase to restricted cash. The Company reconciles cash, cash equivalents, and restricted cash at the beginning and end of the period in the consolidated statement of cash flows in accordance with ASC 230-10-45-24 (ASU 2016-18).

Deferred Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of March 31, 2026 and September 30, 2025, the Company has $720,764 and $619,925, respectively, in capitalized deferred offering costs.

Investment in Joint Ventures

In March and April 2025, the Company entered into five separate limited liability company agreements (collectively, the “Joint Venture Agreements”) with five unaffiliated entities to form joint venture companies in Nevada, wherein the Company holds a 40% ownership stake in each joint venture company. For four of the five joint venture agreements, the Company issued 10,000 shares of common stock for each joint venture entity, which were valued at $20,000 based on a fair value of $2.00 per share, as part of the capital funding for the joint venture. For the remaining agreement, the Company issued 20,000 shares of common stock for the joint venture entity, which were valued at $40,000 based on a fair value of $2.00 per share, as part of the capital funding for the joint venture. Each joint venture was established to pursue property management and related real estate activities in specific local markets using our community-based property management platform. These entities operate independently and are owned jointly by us and our respective joint venture partners. As of March 31, 2026, all of the five joint venture agreements were in effect.

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

As of March 31, 2026, the carrying value of the investment was $57,237, consisting of the $57,753 the carrying value of the investment as of September 30, 2025 and additional $516, representing the Company’s proportionate share of the joint venture’s net loss for the six months ended March 31, 2026.

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

Accounts Receivable

The Company has accounts receivable with both related and third-party customers. Accounts receivable is recorded at the invoiced amount or earned fees pursuant to the agreement; are non-interest bearing and are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts. The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified. There was no allowance for uncollectible accounts at March 31, 2026 and September 30, 2025.

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

The system, which is expected to be the backbone of the Company’s property management service, was developed between November 2023 and August 2024, at which point it was ready for use. The Company began amortizing the costs over a three-year period starting in August 2024. Furthermore, in 2025 the Company began capitalizing another internally developed application. As of March 31, 2026, the application was not yet placed in service and therefore amortization has not commenced. See Note 6.

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

The Company generates revenue through the following streams:

Property Management

The Company provides property management services for rental properties that include various elements based on the underlying contractual agreement. The Company earns a fixed percentage of monthly lease income. This revenue is recognized on an ongoing, monthly basis. The Company earns additional fees based on a fixed percentage of property-related expenses such as repairs and maintenance at the time the underlying costs are incurred. The Company, at times, is also eligible to earn commissions on the first month of a new lease agreement. Certain managed properties include a profit share arrangement based on guaranteed rental income whereby the Company shares in the excess rental income over the guaranteed amounts. Any losses incurred under these guarantees have historically been netted against accounts receivable and have not been material. The Company recognizes this revenue at the point in time the excess rental income is known. The Company recognizes this revenue monthly, when the profit share information becomes known.

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

Consulting Services

The Company provides other real estate consulting services to both related and third parties that are defined by respective service agreements. Consulting services may include terms whereby there are a set of deliverables required for which revenue will be recognized over time as the deliverables are satisfied, or at a point in time if the contract calls for a defined deliverable. Each contract is assessed for performance obligations. There is generally no right of refund related to these services.

Each revenue source above is a different type of service being performed, and distinct from the other performance obligations.

Disaggregation of Revenue

A disaggregation of revenue for the three and six months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Property management	$121,071	$192,752	$229,767	$357,414
Development and construction management	148,806	103,017	214,806	119,514
Procurement	-	-	-	48,708
Consulting services	122,900	-	331,800	-
Revenue - related parties	392,777	295,769	776,373	525,636

Consulting services	365,000	70,000	445,000	270,000
Property management	21,172	12,549	40,819	12,549
Revenue	386,172	82,549	485,819	282,549
Total revenue	$778,949	$378,318	$1,262,192	$808,185

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue primarily represents customer billings on EB-5 contracts for services not yet rendered or procurement services where shipment of goods has not occurred. EB-5 services generally require several months between the time of agreement with the customer and the completion of performance obligations. As of March 31, 2026 and September 30, 2025, the Company has deferred revenue of $35,000. The Company expects deferred revenue as of March 31, 2026 to be recognized within one year.

The following table summarizes the deferred revenue balance as of March 31, 2026 and September 30, 2025:

	March 31,	September 30,
	2026	2025
Balance, beginning	$35,000	$40,000
New service contracts	-	35,000
Revenue recognized	-	(40,000)
Balance, ending	$35,000	$35,000

Concentrations

During the six months ended March 31, 2026 and 2025, 62% and 65% of the Company’s revenues were with related party properties under common control and/or management. During the six months ended March 31, 2026, one related-party property accounted for 15% of the Company’s total revenues. During the six months ended March 31, 2025, one related-party property accounted for 17% of the Company’s total revenues.

As of March 31, 2026 and September 30, 2025, 54% and 75%, respectively, of the Company’s accounts receivable were with related party properties under common control and/or management. As of March 31, 2025, one related party property accounted for 18% of the Company’s total receivables. As of September 30, 2025, one related party property accounted for 52% of the Company’s total receivables.

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

Common Stock Subject to Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control are classified as temporary equity. At all other times, common shares are classified as stockholders’ equity. The shares of common stock issued pursuant to the Joint Venture Agreements (see above and Note 8) feature certain redemption rights subject to the occurrence of uncertain future events, including the Company’s contemplated future public offering, and therefore are classified within temporary or mezzanine equity.

Redeemable Convertible Preferred Stock

The Company accounts for redeemable convertible preferred stock in accordance with ASC 480 and ASC 480-10-S99-3A. Convertible preferred stock that embodies an unconditional obligation to redeem on a specified date or upon an event certain to occur is classified as a liability and measured at fair value pursuant to ASC 480-10-25-4. Convertible preferred stock that embodies a conditional obligation to redeem upon an event not certain to occur, where redemption is at the option of the holder or may occur upon an event not solely within the Company’s control, is classified as temporary (mezzanine) equity in accordance with ASC 480-10-S99-3A. Such instruments are initially recognized at issuance proceeds, less direct issuance costs.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

When an instrument classified as temporary equity is currently redeemable or its redemption is probable, the carrying amount is adjusted to redemption value at each reporting date pursuant to ASC 480-10-S99-3A.15, with the offset recorded against retained earnings (or, in the absence of retained earnings, additional paid-in capital). Adjustments to the carrying amount are treated as deemed dividends and reduce net income (or increase net loss) attributable to common stockholders for purposes of computing earnings per share. If the condition resolves in favor of redemption, the instrument is reclassified to a liability at fair value pursuant to ASC 480-10-25-7.

Convertible preferred stock, the redemption of which is solely within the Company’s control, is classified within permanent stockholders’ equity. The Company’s Series C Convertible Preferred Stock (see Note 9) is classified as mezzanine equity in accordance with the foregoing policy.

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

Net Income per Share

Net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Adjustments to the carrying amount of redeemable equity securities classified as temporary equity, including accretion to redemption value (which for the Series C Convertible Preferred Stock includes accrued cumulative dividends), are treated as deemed dividends and reduce net income (or increase net loss) attributable to common stockholders for purposes of computing earnings per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive.

As of March 31, 2026 and September 30, 2025, there were an indeterminable number of shares that were potentially dilutive based on the Company’s outstanding future equity obligations for which conversion is contingent on a future event (see Note 7).

As of March 31, 2026, the Company had 702,975 outstanding stock options, each exercisable for shares of common stock, which were contingent upon the IPO, as well as 200,000 shares of Series B Preferred Stock outstanding convertible into 285,714 shares of common stock (see Note 9) and 9,135 shares related to conversion of Series B Preferred stock dividends and 688,250 shares of Series C Preferred Stock outstanding convertible into 764,722 shares of common stock (see Note 9) and 11,004 shares related to conversion of Series C Preferred stock dividends.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted income per share:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Numerator:
Net income	$192,224	$27,853	$286,936	$141,188
Less: Preferred stock dividends	55,396	-	80,875	-
Net income available to common stockholders	$136,828	$27,853	$206,061	$141,188
Denominator:
Denominator for basic EPS – weighted average shares
Basic	5,091,391	5,091,391	5,091,391	5,091,391

Denominator for diluted EPS – weighted average shares
Basic	5,091,391	5,091,391	5,091,391	5,091,391
Plus: Effect of dilutive securities	-	-	-	-
Diluted	5,091,391	5,091,391	5,091,391	5,091,391

Net income per common share
Basic	$0.03	$0.01	$0.04	$0.03
Diluted	$0.03	$0.01	$0.04	$0.03

Diluted earnings per share for the three and six months ended March 31, 2026 was computed as $0.03 and $0.04 per share, respectively, as all potentially dilutive securities were excluded from the computation because the effect of dilutive securities caused diluted earnings per share to exceed basic earnings per share. Specifically, 1,050,437 shares of convertible preferred stock and 20,139 shares related to preferred dividend conversions were excluded because their effect was anti-dilutive under the if-converted method. Furthermore, 702,975 options were excluded from the diluted calculation because the performance contingency associated with a future offering had not been satisfied as of the reporting date.

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

During the three and six months ended March 31, 2026, the Company recognized interest income of $4,253 and $12,608, respectively, on the respective loans, which is included in loan receivable in the accompanying statement of operations.

During the six months ended March 31, 2026, the Company received repayments totaling $250,000. As of March 31, 2026 and September 30, 2025, the outstanding loan receivable balance was $314,668 and $552,059, respectively.

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measurements as of March 31, 2026 Using:
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

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2026 and September 30, 2025, the Company assumed a 50% probability of a liquidity event as the primary ultimate settlement outcome of the future equity obligations. Based on the Company’s estimates regarding the probability of the triggering events and the Company’s valuation, management determined the fair value of the SAFEs were representative of the face value as of March 31, 2026 and September 30, 2025.

The following table presents changes in future equity obligations for the six months ended March 31, 2026:

Future equity
obligations
Outstanding as of September 30, 2025	$25,000
Change in fair value	-
Outstanding as of March 31, 2026	$25,000

NOTE 6 – INTANGIBLE ASSETS, NET

As of March 31, 2026 and September 30, 2025, intangible assets, net consisted of:

	March 31,	September 30,
	2026	2025
Software development - property management system	$160,000	$160,000
Internally developed application	230,393	100,400
Less: Accumulated amortization	(88,889)	(62,222)
Intangible assets, net	$301,504	$198,178

Amortization expense for the three months ended March 31, 2026 and 2025, was $13,333 and $13,333, respectively, which is included in costs of revenues in the consolidated statements of operations.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the six months ended March 31, 2026 and 2025, was $26,667 and $26,667, respectively, which is included in costs of revenues in the consolidated statements of operations.

As of March 31, 2026, the internally developed application was not yet placed in service and therefore amortization has not commenced.

NOTE 7 – DEBT

Revolving Line of Credit

On March 14, 2024, the Company entered into a revolving line of credit agreement with East West Bank for a principal amount of up to $2,000,000. The line of credit was terminated in December 2025. The loan was secured by an assignment of a deposit account held by Collab CA’s former member, YRQ Irrevocable Trust. The loan had a variable interest rate based on the interest rate of the collateral’s certificate of deposit plus 1.5%. The rate was 5.905% per annum.

During the year ended September 30, 2025, the Company borrowed an aggregate of $1,300,000, which was used to provide a loan to a third party (see Note 4). On February 4, 2025, the Company paid off the line of credit with the funds from the collection of the Company’s due from related parties and receivables. As a result, the line of credit was closed prior to its contractual maturity date, and no amounts were outstanding or available under the facility as of March 31, 2026.

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

As of March 31, 2026 and September 30, 2025, the fair value of SAFEs was $25,000 and $25,000, respectively. See Note 5 for fair value disclosures.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY

The total number of shares of stock which the Company is authorized to issue is 200,000,000 shares, consisting of 190,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. Of the 10,000,000 authorized shares of preferred stock, 5,000 shares were designated as Series X preferred stock, 1,250,000 shares were designated as Series B preferred stock, and 1,250,000 shares were designated as Series C preferred stock.

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

Conversion price - Each share of Series B Preferred Stock is convertible into shares of common stock based on its stated value, divided by a conversion price equal to 70% of the assumed offering price of $4.00 of the Company’s common stock. Accordingly, the number of common shares issuable upon conversion varies based on the offering price.

Accrual and Payment of Dividends

In the event the Qualified Public Offering is not consummated by March 31, 2026, dividends on such share of Series B preferred stock shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, at the rate of 8% per annum on the sum of the Liquidation Value which is $4.00 per share of Series B preferred stock (as adjusted for any stock splits, stock dividends, recapitalizations, or similar transaction with respect to the Series B preferred stock). All accrued dividends on any share shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a Liquidation of the Series B preferred stock; provided, that to the extent not paid on the last day of March, June, September, and December of each calendar year (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and shall remain accumulated, compounding dividends until paid pursuant hereto or converted pursuant to the terms herein. All accrued and accumulated dividends on the shares shall be prior and in preference to any dividend on any junior securities and shall be fully declared and paid before any dividends are declared and paid, or any other distributions or redemptions are made, on any junior securities, other than to (a) declare or pay any dividend or distribution payable on the common stock in shares of common stock or (b) repurchase common stock held by employees or consultants of the Company upon the termination of their employment or services pursuant to agreements providing for such repurchase. Accordingly, an aggregate of $41,260 preferred stock dividends were accrued for the six months ended March 31, 2026, of which $15,683 was paid, with the remaining $25,577 unpaid as of March 31, 2026.

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

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Redemption

The Series B designation allows for the shares to be redeemed solely at the discretion of the Company if an IPO has not commenced as of March 31, 2026 and provides for a window of repurchase. There are no circumstances in which the holder can force redemption.

Series C Preferred Stock

Pursuant to a Series C Certificate of Designation filed with the Secretary of State of Nevada in December 2025, the Company is authorized to issue up to 1,250,000 shares of Series C preferred stock with a stated value of $4.00 per share.

During the six months ended March 31, 2026, the Company issued an aggregate of 688,250 shares of Series C convertible preferred stock to investors for an aggregate purchase price of $2,753,000. Investor funds were deposited directly into a segregated escrow account at a third-party transfer agent pursuant to the related Securities Purchase Agreement. As of March 31, 2026 the escrowed balance of $2,762,575 (which includes $9,575 of interest earned during the period) is reflected as restricted cash within current assets on the consolidated condensed balance sheets.

The Series C convertible preferred stock is redeemable for cash if (i) a Qualified Public Offering is not consummated on or before September 30, 2026, or (ii) the related Securities Purchase Agreement is terminated by the Company. Holders of the Series C convertible preferred stock have no right to require redemption. Because redemption may occur upon an event that is not solely within the Company’s control, the Series C convertible preferred stock is classified as temporary (mezzanine) equity If a Qualified Public Offering is not consummated by September 30, 2026, or the Board of Directors approves termination of the Securities Purchase Agreement, the Company will reclassify the Series C convertible preferred stock from temporary equity to a liability measured at fair value at that date.

The Company adjusts the carrying amount of the Series C convertible preferred stock to its redemption value at each reporting date. The redemption value equals the aggregate liquidation value plus all accrued and unpaid cumulative dividends. As of March 31, 2026, the redemption value of the Series C convertible preferred stock was $2,792,615, comprising of the aggregate liquidation value of $2,753,000 and accrued and unpaid cumulative dividends of $39,615.

Cumulative dividends are added to the carrying amount recorded as a deemed dividend and reduces income available to common stockholders.

The Series C preferred stock has the following rights and preferences:

Automatic Conversion

Pursuant to the Series C Certificate of Designation, in connection with, and on the closing of a Qualified Public Offering (public offering resulting in listing on a national exchange), all of the outstanding shares of Series C preferred stock shall automatically convert along with the aggregate accrued or accumulated and unpaid dividends thereon into an aggregate number of shares of common stock as is determined by dividing the stated value per share along with the aggregate accrued or accumulated and unpaid dividends on the outstanding shares of Series C preferred stock by the Conversion Price.

Conversion Price

Each share of Series C preferred stock is convertible into shares of common stock based on its stated value, divided by a conversion price equal to 90% of the Qualified Public Offering price. Accordingly, the number of common shares issuable upon conversion varies based on the offering price.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (a “Liquidation”), the holders of shares of Series C preferred stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of junior securities, an amount in cash equal to the aggregate Liquidation Value of all shares held by such holder, plus all unpaid accrued and accumulated dividends (whether or not declared).

In addition to and after payment in full of all preferential amounts required to be paid to the holders of Series C preferred stock upon a Liquidation, the holders of shares of Series C preferred stock then outstanding shall be entitled to participate with the holders of junior securities then outstanding, pro rata as a single class based on the number of outstanding shares of junior securities on an as-converted basis held by each holder as of immediately prior to the Liquidation.

If upon any Liquidation the remaining assets of the Company available for distribution are insufficient to pay the holders of the shares of Series C preferred stock the full preferential amount, (i) the holders shall share ratably in any distribution in proportion to the respective full preferential amounts, and (ii) the Company shall not make any payments to the holders of junior securities.

Voting

The Series C preferred stock is not entitled to any votes with respect to matters presented to stockholders, except as required by law.

Protective Provisions

No provision of the Series C Certificate of Designation may be amended, modified, or waived except by an instrument in writing executed by the Company and the holders of not less than two-thirds of the then total outstanding shares of Series C preferred stock (a “Supermajority Interest”). Certain provisions, including those relating to liquidation value and dividends, require the consent of each holder.

The consent of the holders of a Supermajority Interest is also required for certain actions, including amendments to the Certificate of Designation, incurrence of significant indebtedness outside the ordinary course of business, and other actions that may adversely affect the rights of the Series C preferred stock.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reissuance of Series C Preferred Stock

Any shares of Series C preferred stock converted or otherwise acquired by the Company shall be cancelled and retired as authorized and issued shares of capital stock of the Company and no such shares shall thereafter be reissued, sold, or transferred.

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

Collab CA Equity Transactions

During the six months ended March 31, 2026 and 2025, the Company’s related party made contributions of $20,000 and $16,000, respectively, all consisting of non-cash in-kind services.

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

The assumptions in estimating the fair value of common stock include the identification of comparable companies, observable multiples and appropriate discounts based on the facts and circumstances. The Company also considered the selling price of preferred financings relative to the convertible features of the underlying commons stock. These estimates are highly subjective. Management will be required to estimate fair value, until such point in time that the Company had observable transactions or its shares are quoted on an exchange.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK-BASED COMPENSATION

Collab Z Inc. 2025 Equity Incentive Plan

The 2025 Equity Incentive Plan (the “2025 Plan”) permits the grant of awards, which provides for the grant of shares of stock options to employees, non-employee directors, and non-employee consultants. The number of shares authorized by the 2025 Plan was 763,708 shares as of March 31, 2026. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term of ten years. The amounts granted each calendar year to an employee or non-employee is limited depending on the type of award. As of March 31, 2026, there were 60,734 shares available for grant under the 2025 Plan. Stock options granted under the 2025 Plan typically vest over a four-year period, with a one-year cliff as well as via specified milestones.

A summary of information related to stock options for the six months ended March 31, 2026 ais as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of September 30, 2025	587,975	$2.08	$1,127,211
Granted	115,000	3.60
Exercised	-	-
Forfeited	-	-
Outstanding as of March 31, 2026	702,975	$2.33	$1,173,211

Exercisable as of March 31, 2026	-	$-	$-
Exercisable and expected to vest as of March 31, 2026	-	$-	$-

As of March 31, 2026, the weighted average duration to expiration of outstanding options was 9.12 years.

No stock-based compensation expense for stock options was recognized for the three and six months ended March 31, 2026 or 2025 as all granted options contain vesting conditions that are contingent upon an IPO. Total unrecognized compensation cost related to non-vested stock option awards amounted to $886,868 as of March 31, 2026, which will be recognized over a weighted average period of 1.98 years if the contingent vesting condition is met.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

Revenue and Accounts Receivable

During the three months ended March 31, 2026 and 2025, the Company earned revenues of $392,777 and $295,769, respectively, from related parties. During the six months ended March 31, 2026 and 2025, the Company earned revenues of $776,373 and $525,636, respectively, from related parties. As of March 31, 2026 and September 30, 2025, the Company had accounts receivable of $586,227 and $266,580, respectively, with related parties.

These related parties are primarily properties for which the Company provides various real estate services, including property management, construction and development management, renovation services and consulting services. To date, the Company has also provided or received certain advances from these properties outside the normal revenue generating services, as noted below.

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

The following is a summary of due from / to related parties:

	March 31,	September 30,
	2026	2025
Due from related parties
Customer properties with common control and management*	$10,443	$5,267
Entities with common control and management*	410,135	378,310
YRQ Irrevocable Trust	-	-
Due from related parties	$420,578	$383,577

Due to related parties
Customer properties with common control and management*	$18,001	$4,605
Family member of former Chairman	12,000	12,000
Due to related parties	$30,001	$16,605

*	The Company or its subsidiaries have no ownership in the customer properties or related party entities as per the amounts above. To date, Collab CA has shared common control and management with these entities.

COLLAB Z INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YRQ Irrevocable Trust

During the year ended September 30, 2025, the Company advanced $64,970 to YRQ Irrevocable Trust (“YRQ”) in order to provide working capital, and YRQ repaid $2,324,820 to the Company in full settlement of all outstanding advances. These advances were unsecured, due on demand and non-interest bearing.

As of March 31, 2026, YRQ has paid the advance all in full and there was no balance outstanding.

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

As of the issuance date of these consolidated financial statements, the maximum potential rental guarantees were approximately $102,000 per month. Since entering into these terms, no shortfall payments have been incurred with the exception of a negligible amount by one property in the first and second quarters of 2026. The shortfall of this property is netted against the related accounts receivable from the property.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to March 31, 2026, the Company issued an additional 62,000 shares of Series C convertible preferred stock to investors for aggregate proceeds of $248,000, which were deposited into the segregated escrow account maintained by the third-party transfer agent pursuant to the related securities purchase agreement.

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

Examples of forward-looking statements in this quarterly report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, operating expenses, working capital, liquidity and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our offerings, the cost, terms and availability of components, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. You should not rely on forward-looking statements as predictions of future events. These statements are based on our management’s expectations, beliefs and assumptions concerning future events affecting us, which are based on currently available information. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations and assumptions may prove to be incorrect. Our statements should not read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information.

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

Overview

Collab Z Inc., through its subsidiary, Collab CA LLC, has developed its pioneering Collab Platform, a first-of-its-kind Community-Based Property Management model that is designed to replace traditional property management practice by enabling community involvement and by leveraging modern technology, including artificial intelligence features currently under development. Our approach actively involves tenants and other skilled community members in the management process, handling leasing and daily operations in a way that minimizes conflicts of interest and improves tenant satisfaction. With a five-year lead over new market entrants and the ability to scale instantly without local staffing, Collab Z uniquely positions itself against both traditional property management firms and SaaS-based PropTech competitors.

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

Consulting Services

The Company provides other real estate consulting services to both related and third parties that are defined by respective service agreements. Consulting services may include terms whereby there are a set of deliverables required for which revenue will be recognized over time as the deliverables are satisfied, or at a point in time if the contract calls for a defined deliverable. Each contract is assessed for performance obligations. There is generally no right of refund related to these services.

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

Operating Expenses

Sales And Marketing

Our sales and marketing costs consist primarily of salaries and other related costs for business development personnel and advertising and marketing costs. We expect that our sales and marketing expense will increase significantly on an absolute dollar basis and vary from period-to-period as a percentage of revenue for the foreseeable future as we focus on building out our third-party customer facing organization and expanding our brand.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations for the three months ended March 31, 2026 and 2025, both in dollars and as a percentage of our total revenue.

	Three Months Ended March 31,
	2026		2025
	Amount	% of revenues	Amount	% of revenues

Revenue - related parties	$392,777	50%	$295,769	78%
Revenue - other	386,172	50%	82,549	22%
Total revenue	778,949	100%	378,318	100%

Cost of revenue	119,941	15%	103,147	27%
Gross profit	659,008	85%	275,171	73%

Operating expenses:
Sales and marketing	141,881	18%	5,722	2%
General and administrative	335,977	43%	244,764	65%
Total operating expenses	477,858	61%	250,486	66%

Income from operations	181,150	23%	24,685	7%

Other income (expense):
Interest income	13,828	2%	17,351	5%
Interest expense	-	-	(14,296)	-4%
Loss on joint ventures	(2,754)	0%	-	-
Other income	-	0%	113	0.03%
Total other income (expense)	11,074	1%	3,168	1%

Provision for income taxes	-	-	-	-
Net income	$192,224	25%	$27,853	7%

Revenue

Related party revenue increased by $97,008 for the three months ended March 31, 2026 to $392,777 as compared to $295,769 in the prior period. The increase was primarily due to increase in development and construction management fees by $45,789 and consulting services by $122,900, partially offset by a decrease in property management by $71,681.

Revenues from third parties was $386,172 for the three months ended March 31, 2026, primarily of consulting fees performed and property management services to third parties. In 2025, the Company generated revenue of $82,549 from consulting fees performed and property management services.

Cost of Revenue

Cost of revenue was $119,941 for the three months ended March 31, 2026 as compared to $103,147 in 2025. The increase was primarily due to increase in a third-party revenue during the three months ended March 31, 2026.

Sales and Marketing

Sales and marketing expenses increased by $136,159 for the three months ended March 31, 2026 to $141,881 as compared to $5,722 in the prior period. This increase was primarily due to higher personnel costs assisting with business development.

General and Administrative

General and administrative expenses increased by $91,213 for the three months ended March 31, 2026 to $335,977 as compared to $244,764 in the prior period. This increase was primarily due to higher personnel costs and professional services as we expanded our operations, increased headcount and incurred professional costs in connection with our contemplated initial public offering.

Other Income (Expense)

Other income (expense) was $11,074 and $3,168 for the three months ended March 31, 2026 and 2025, respectively, which primarily consisted of interest income $4,253 from a note receivable and interest income of $9,575 on restricted cash, offset by loss on joint ventures of ($2,754), compared to interest income $17,351 from a note receivable and other income of $113, offset by $14,296 interest expense on the Company’s outstanding line of credit during the prior period.

Net Income

Net income was $192,224 for the three months ended March 31, 2026 as compared to a net income of $27,853 for the prior period. The increase of income of $164,371 was primarily due to increased other revenue during the three months ended March 31, 2026.

Comparison of Six Months Ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations for the six months ended March 31, 2026 and 2025, both in dollars and as a percentage of our total revenue.

	Six Months Ended March 31,
	2026		2025
	Amount	% of revenues	Amount	% of revenues

Revenue - related parties	$776,373	62%	$525,636	65%
Revenue - other	485,819	38%	282,549	35%
Total revenue	1,262,192	100%	808,185	100%

Cost of revenue	197,308	16%	185,957	23%
Gross profit	1,064,884	84%	622,228	77%

Operating expenses:
Sales and marketing	201,801	16%	10,248	1%
General and administrative	597,814	47%	466,555	58%
Total operating expenses	799,615	63%	476,803	59%

Income from operations	265,269	21%	145,425	18%

Other income (expense):
Interest income	22,183	2%	17,351	2%
Interest expense	-	-	(23,006)	-3%
Loss on joint ventures	(516)	0%	-	-
Other income	-	-	1,418	0.18%
Total other income (expense)	21,667	2%	(4,237)	-1%

Provision for income taxes	-	-	-	-
Net income	$286,936	23%	$141,188	17%

Revenue

Related party revenue increased by $250,737 for the six months ended March 31, 2026 to $776,373 as compared to $525,636 in the prior period. The increase was primarily due to increased consulting services by $331,800 and development and construction management fees by $95,292, partially offset by a decrease in property management by $127,647, and a decrease in procurement revenue by $48,708.

Revenues from third parties was $485,819 for the six months ended March 31, 2026, consisting of consulting fees performed and property management services to third parties. In 2025, the Company generated revenue of $270,000 from consulting services and $12,549 from property management services.

Cost of Revenue

Cost of revenue was $197,308 for the six months ended March 31, 2026 as compared to $185,957 in 2025. The increase was primarily due to increase in third-party revenues during the six months ended March 31, 2026.

Sales and Marketing

Sales and marketing expenses increased by $191,553 for the six months ended March 31, 2026 to $201,801 as compared to $10,248 in the prior period. This increase was primarily due to higher personnel costs assisting with business development.

General and Administrative

General and administrative expenses increased by $131,259 for the six months ended March 31, 2026 to $597,814 as compared to $466,555 in the prior period. This increase was primarily due to higher personnel costs and professional services as we expanded our operations, increased headcount and incurred professional costs in connection with our contemplated initial public offering.

Other Income (Expense)

Other income (expense) was $21,667 and ($4,237) for the six months ended March 31, 2026 and 2025, respectively, which primarily consisted of interest income $12,608 from a note receivable and interest income of $9,575 on restricted cash, offset by loss on joint ventures of $516, compared to interest income $17,351 from a note receivable, other income of $1,418 and offset by $23,006 interest expense on the Company’s outstanding line of credit during the prior period.

Net Income

Net income was $286,936 for the six months ended March 31, 2026 as compared to a net income of $141,188 for the prior period. The increase of income of $145,748 was primarily due to increased other revenue during the six months ended March 31, 2026.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, business development and system development. We historically funded our liquidity requirements primarily through cash on hand, cash flows from operations, proceeds from related parties and debt and equity financings.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had $10,794 in cash as of March 31, 2026, and $1,006,805 in amounts due from related parties. The Company is heavily reliant on related parties as its primary revenue and cash flow sources and has historically generated revenues from sources that may not be recurring.

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

Management’s Plans

We believe substantial doubt has been alleviated for a period of at least 12 months from the date the financial statements are issued based on the following:

The net due to and from related parties’ balances at March 31, 2026, which are expected to be fully collected and paid, provide for a net positive effect to cash of approximately $0.39 million. In addition, third party receivables and the note receivable are expected to be paid and create cash inflows of $0.8 million in aggregate. These funds are expected to provide the Company with operating capital sufficient to cover basic operations while the Company makes efforts to increase revenue and maintain cost management to make operations more profitable and sustainable. Lastly, the Company is seeking to raise capital via an equity offering. In the event the Company does not complete an offering, the Company expects to seek additional funding through private equity offering, debt and/or related party financings to provide additional operating capital. The Company may not be able to obtain financing on acceptable terms, or at all.

Cash Flows

Liquidity activity is shown for the Six months ended March 31, 2026 and 2025. The following is a summary of the Company’s cash flows provided (used in) operating, investing, and financing activities:

	Six Months Ended
	March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(271,017)	$128,796
Net cash provided by investing activities	83,006	1,237,974
Net cash provided by (used in) financing activities	2,799,874	(1,423,079)
Net change in cash	$2,611,863	$(56,309)

Net Cash (used in) Provided by Operating Activities

Cash (used in) provided by operating activities was ($271,017) for the six months ended March 31, 2026 as compared to $128,796 for the prior period. Cash used in during the six months ended March 31, 2026 was primarily due to net income of $286,936 and cash used in operating assets and liabilities of $605,136 due to the increased receivables, and partially offset by non-cash charges of $47,183. Cash provided during the six months ended March 31, 2025 was primarily due to our net income of $141,188, non-cash charges of $42,667 and cash used in operating assets and liabilities of $55,509.

Net Cash Provided by Investing Activities

Cash provided by investing activities was $83,006 for the six months ended March 31, 2026 as compared to 1,237,974 for the prior period. Cash provided during the six months ended March 31, 2026 was primarily due to the receipt from repayment of loan receivable of $250,000, partially offset by the repayment of due to related parties of $37,001 and a software capitalization of $129,993. Cash provided by investing activities during the six months ended March 31, 2025 was primarily due to receipts from related parties of $2,065,199 and repayment of loan receivable of $662,275, offset by issuance of loan receivable of $1,470,000 and software capitalization of $19,500.

Net Cash Provided by (used in) Financing Activities

Cash provided by (used in) financing activities was $2,799,874 and ($1,423,079) for the March months ended March 31, 2026 and 2025, respectively. Cash provided by financing activities for the six months ended March 31, 2026 included proceed from issuance of Series C preferred stock of $2,753,000, realization of subscription receivable of $150,000 and $13,396 in proceeds from due to related parties, partially offset by $100,839 in deferred offering cost and dividend paid $15,683. Cash used in financing activities for the six months ended March 31, 2025 included $631,833 in repayment to due to related parties, in deferred offering cost $148,392 and repayment of the Company’s revolving line of credit of 1,942,854, offset by $1,300,000 in proceeds from the Company’s revolving line of credit.

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

During the year ended September 30, 2025, the Company borrowed an aggregate of $1,300,000, which was used to provide a loan to a third party (see Note 4). On February 4, 2025, the Company paid off the line of credit with the funds from the collection of the Company’s due from related parties and receivables. As a result, the line of credit was closed prior to its contractual maturity date, and no amounts were outstanding or available under the facility as of March 31, 2026.

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

As of March 31, 2026 and September 30, 2025, the fair value of SAFEs was $25,000 and $25,000, respectively. See Note 5 for fair value disclosures.

Due to Related Parties

Due to related parties includes cash advances received from various related parties. These advances are unsecured, due on demand and non-interest bearing. As of March 31, 2026 and September 30, 2025, the amounts outstanding were $30,001 and $16,605 respectively.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting standards in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this quarterly report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Common Stock Valuations

An “established trading market” for the Company’s common stock does not exist. In 2024, the fair value of the shares of common stock was determined based on public company comparables, specifically microcap companies in similar industries including Protech and technology platform services. The Company then applied a discount factor accounting for the private to public discount and minority interest discount, which was estimated using comparable valuations. In 2025, the Company considered the planned go-public transaction and the estimated price, as well as Series B preferred shares sold near year end, and estimated the accretion of value over the period until estimated IPO to estimate the fair value of common stock. In connection with the stock options granted on January 31, 2026, the Company estimated the fair value of common stock at $3.60 per share, derived from the contemporaneous arm’s-length issuance of Series C convertible preferred stock at $4.00 per share, which on an as-converted basis (at the 90% conversion price embedded in the Series C Certificate of Designation, assuming a $4.00 anticipated Qualified Public Offering price) implies a per-common-share value of $3.60. This input reflects the state of the IPO process as of the grant date, including that Nasdaq listing approval had not been received and no definitive offering timeline existed.

Following the completion of this offering, the fair value of our common stock will be based on the closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 to our condensed consolidated financial statements included in this report

Off-Balance Sheet Arrangements

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

As of the issuance date of these condensed consolidated financial statements, the maximum potential rental guarantees were approximately $102,000 per month. Since entering into these terms, the Company has achieved occupancy rates at all properties at or above market rental rates. As such, there have been no shortfall payments incurred by Collab Z to date.

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

Implications of being an Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	being permitted to present only two years of audited financial statements and only two years of related disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	being permitted to provide less extensive narrative disclosure than other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

●	being permitted to utilize exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved;

●	being permitted to defer complying with certain changes in accounting standards; and

●	being permitted to use test-the-waters communications with qualified institutional buyers and institutional accredited investors.

We have taken advantage of certain reduced reporting requirements in this quarterly report. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

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

Material Weaknesses in Internal Control Over Financial Reporting

Management has identified the following material weaknesses in the Company’s internal control over financial reporting that exist as of March 31, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

As described in Item 1.01 of the Current Report on Form 8-K under “Securities Purchase Agreement,” which description is incorporated herein by reference, the Company agreed to offer and sell up to 1,250,000 shares of its newly created Series C preferred stock at a purchase price of $4.00 per share to certain investors pursuant to the Securities Purchase Agreement.

During the six months ended March 31, 2026, the Company issued an aggregate of 688,250 shares of Series C preferred stock to investors for a total purchase price of $2,753,000. The funds per the Series C investments are currently held in escrow, and as such Company has reflected the amount as restricted cash on the consolidated condense balance sheet. This amount is included within current assets as per the redemption provisions.

The shares of Series C preferred stock were offered and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Securities Purchase Agreement contains representations from each investor that such investor is an “accredited investor,” as defined in Rule 501 under the Securities Act, and that the securities were acquired for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

PART IV

ITEM 6.

(a) Exhibits

Exhibit No.	Description
3.1*	Form of Certificate of Designation of Series C Convertible Preferred Stock of Collab Z Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on January 23, 2026).
10.1*	Form of Securities Purchase Agreement dated January 19, 2026, by and between Collab Z Inc. and Investor(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on January 23, 2026).
31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certifications of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously Filed.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2026

COLLAB Z INC.

By:	/s/ Qiaojun Lai
Qiaojun Lai
Chief Executive Officer

By:	/s/ Jin Kuang
Jin Kuang
Chief Financial Officer